Form 10-Q
period 1996-03-31
CAPSTONE CAPITAL CORP
filed 1996-05-14
CIK 921767

       1                          UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                        --------------------------------

                                    FORM 10-Q


     (Mark One)

     __X__     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     _____     For the quarterly period ended:  September 30, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                         Commission File Number 1-11345

                        --------------------------------

                          CAPSTONE CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)


                   Maryland                    63-1115479
               (State or other                  (I.R.S.
              jurisdiction of                 Employer
               incorporation or               Identificat
              organization)                   ion No.)

                             1000 Urban Center Drive
                                    Suite 630
                           Birmingham, Alabama  35242
                    (Address of principal executive offices)

                                 (205) 967-2092
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes __X__      No _____

     As of May 14, 1996, 10,556,855 shares of the Registrant's Common Stock
                       $.001 par value, were outstanding.

                           CAPSTONE CAPITAL CORPORATION

                                   FORM 10-Q

                                 March 31, 1996

                                TABLE OF CONTENTS

                                                                           PAGE
Part I -  Financial Information
Item 1.   Condensed Consolidated Financial Statements
          Condensed Consolidated Balance Sheets                               3
          Condensed Consolidated Statements of Income                         4
          Condensed Consolidated Statements of Cash Flows                     5
          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11

Part II - Other Information

Item 6.   Exhibits                                                           13

Signatures                                                                   14

                              Capstone Capital Corporation
                         Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS                                      Mar. 31, 1996         Dec. 31, 1995
                                            -------------         -------------
Real estate properties
     Land                                     $25,512,901          $ 24,669,023
     Land improvements                          2,350,308             2,350,309
     Buildings and improvements               209,304,593           185,771,380
     Construction in progress                      74,596                37,409
                                             ------------          ------------
                                              237,242,398           212,828,121
     Less accumulated depreciation            (6,756,539)           (5,570,953)
                                             ------------          ------------
     Real estate properties, net              230,485,859           207,257,168
Mortgage notes receivable                      26,069,971            24,988,753
Cash                                            1,007,611               675,568
Other assets                                    5,471,097             7,703,394
                                             ------------          ------------
Total assets                                 $263,034,538          $240,624,883
                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
     Convertible subordinated debentures      $43,805,000           $43,947,000
     Bank credit facility                      52,375,000            30,225,000
     Other liabilities                          3,277,127             2,706,228
                                             ------------          ------------
Total liabilities                              99,457,127            76,878,228
Stockholders' equity                         ------------          ------------
     Preferred stock, $.001 par value,
     10,000,000 shares authorized;
     none issued                                        0                     0
     Common stock, $0.001 par value,
     50,000,000 shares authorized;
     9,939,000 shares and 9,929,732 shares
     issued and outstanding, respectively           9,939                 9,929
     Additional paid-in-capital               162,835,540           162,735,711
     Loans to officers to finance
        stock purchases                          (276,944)             (286,944)
     Cumulative net income                     18,610,773            14,471,125
     Cumulative dividends                    (17,601,897)          (13,183,166)
                                             ------------          ------------
Total stockholders' equity                    163,577,411           163,746,655
                                             ------------          ------------
Total liabilities and stockholders' equity   $263,034,538          $240,624,883
                                             ============          ============

     (The accompanying notes are an integral part of this financial statement)

                             Capstone Capital Corporation
                       Condensed Consolidated Statements of Income
                                    (Unaudited)




                                                        Quarter Ended
                                                           March 31,
                                                       ---------------
                                                 1996                   1995
                                             ------------          ------------
     Revenues:
          Rental income                       $ 6,518,828            $4,480,104
          Mortgage interest income                867,910               370,079
          Other income                             55,432                12,796
                                             ------------          ------------
          Total Income                          7,442,170             4,862,979
                                             ------------          ------------
     Expenses:
          General and administrative              335,727               296,666
          Depreciation                          1,190,768               812,065
          Amortization                            161,340                62,651
          Interest                              1,614,687             1,289,122
                                             ------------          ------------
          Total expenses                        3,302,522             2,460,504

     Net income                               $ 4,139,648            $2,402,475
                                             ============          ============

     Net Income Per Share                           $0.42                 $0.40
                                             ============          ============
     Funds From Operations
          (See Note 2)                        $ 4,966,144            $2,916,106
                                             ============          ============
     Funds From Operations
          Per Share:
             Primary                                $0.50                 $0.49
                                             ============          ============
          Fully Diluted                             $0.48                    --
                                             ============
     Weighted Averages Shares
          Outstanding
          Primary                               9,933,902             5,980,000
                                             ============          ============
          Fully Diluted                        12,838,980                    --
                                             ============

     (The accompanying notes are an integral part of this financial statement).

                               Capstone Capital Corporation
                       Condensed Consolidated Statements of Cash Flow
                                      (Unaudited)

                                                                          Quarter Ended
                                                                             March 31,
                                                               -------------------------------------
                                                                  1996                       1995
                                                               ------------             ------------

Cash flows from operating activities:
     Net income                                                  $4,139,648               $2,402,475
     Depreciation of real estate                                  1,184,494                  806,194
     Other depreciation                                               6,274                    5,871
     Amortization of convertible debenture
          issuance costs                                             67,826                       --
     Other amortization                                              93,514                   62,651
     Increase in accrued rental income                             (525,612)                (361,085)
     Decrease(increase) in receivables and other assets            (306,081)                  16,685
     Increase in accrued interest expense                         1,220,049                      272
     Decrease in accrued expenses and other liabilities            (732,480)                  (3,657)
                                                                ------------             ------------
          Net cash provided by operating activities               5,147,632                2,929,406
                                                                ------------             ------------
Cash flows from investing activities:
     Acquisition of real estate properties                      (21,514,278)             (24,572,240)
     Investment in mortgage notes receivable                     (1,104,293)                (464,105)
     Collections on mortgage notes receivable                        23,075                   13,604
                                                                ------------             ------------
          Net cash used in investing activities                 (22,595,496)             (25,022,741)
                                                                ------------             ------------
Cash flows from financing activities:
     Increase (decrease) in long-term notes payable              22,150,000              (23,800,000)
     Proceeds from issuance of convertible
          subordinated debentures                                         -               50,000,000
     Financing costs related to issuance of
          convertible subordinated debentures                             -              (1,500,000)
     Capital contributions from minority interests                  29,099                         -
     Payment of dividends                                       (4,418,731)              (2,541,500)
     Proceeds from dividend reinvestment plan                         9,539                        -
     Decrease in loans to finance stock purchases                    10,000                        -
                                                               ------------             ------------
     Net cash from financing activities                          17,779,907               22,158,500
                                                               ------------             ------------
Increase in cash                                                    332,043                   65,165
Cash, beginning of period                                           675,568                  330,654
                                                               ------------             ------------
Cash, end of period                                              $1,007,611                 $395,819
                                                               ============             ============

     (The accompanying notes are an integral part of this financial statement).

                             Capstone Capital Corporation

                Notes to Condensed Consolidated Financial Statements

                                    March 31, 1996
                                      (Unaudited)

Note 1.    Basis of Presentation and Organization

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Capstone Capital Corporation (the Company ) Annual Report on Form 10-K for the period ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company is an indefinite life real estate investment trust ( REIT ) which was incorporated in Maryland on March 31, 1994. The Company commenced operations on June 30, 1994 with the receipt of proceeds from the sale of 5,980,000 shares of common stock. The Company invests in income-producing, healthcare-related properties through acquisition or development of facilities for lease or by provision of mortgage financing to healthcare operators.

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its majority-owned partnerships. Intercompany accounts and transactions have been eliminated.

Real Estate Properties - Real estate properties are recorded at cost. Acquisition costs and transaction fees are added to the purchase price. No allowance for investment losses is considered necessary. The cost of real estate properties acquired is allocated among land, land improvements, and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over the following estimated useful life:

          Building and improvements                              40.0 years
          Land improvements                                      20.0 years

Federal Income Taxes - No provision has been made for federal income taxes. The Company intends at all times to qualify as a real estate investment trust under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company must distribute at least 95% of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust.

Rental Income - Rental income is recognized as earned over the life of the lease agreements. Certain of the leases provide for scheduled annual rent increases. These rent increases are recognized on a straight-line basis over the term of the lease.

Mortgage Interest Income - Mortgage interest income is recognized based on the interest rates and the outstanding principal amounts of the mortgage notes receivable. Certain of the mortgage notes receivable provide for scheduled annual interest rate increases.

Net Income Per Share - Net income per share is computed using the weighted average number of shares outstanding during the period.

Funds From Operations - Funds from operations is computed as net income (determined in accordance with generally accepted accounting principles), excluding rent income recognized on a straight-line basis on those leases with scheduled rent increases and gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization.

                                                                 For The                  For The
     Reconciliation of net income to                          Quarter Ended            Quarter Ended
     funds from operations                                    Mar. 31, 1996            Mar. 31, 1995
                                                               ------------             ------------
          Net income                                             $4,139,648               $2,402,475
             Add:  Depreciation and amortization                  1,352,108                  874,716
             Less: Straight-line rental income                    (525,612)                (361,085)
                                                               ------------             ------------
                Funds from operations                            $4,966,144               $2,916,106
                                                               ============             ============

Note 3.    Real Estate Properties

     Real estate properties as of March 31, 1996 total $237,242,398 and include sixteen ancillary hospital facilities, seven physician clinics, five ambulatory surgery facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, two inpatient rehabilitation facilities, two sub-acute care facilities, and one long-term care facility. The properties are located in thirteen states and are leased to ten healthcare-related entities or their subsidiaries pursuant to long-term leases.

     The Company's properties are generally leased pursuant to fixed term operating leases expiring from 2004 to 2010 and provide for options to extend the lease terms for at least ten years. The leases generally provide the lessees, during the terms of the leases and for a short period of time following expiration, with the right of first refusal to purchase the leased property on the same terms and conditions as the Company may propose to a third party.

     Each lease generally requires the lessee to pay base rent, additional rent commencing after the first year based either on either a set percentage increase or on a percentage increase in the consumer price index, and all taxes (including property taxes), maintenance and other operating costs associated with the leased property.

Note 4.    Mortgage Notes Receivable

     As of March 31, 1996, the Company had provided $26,069,971 in mortgage financing for seven properties located in three states. The mortgage notes receivable are secured by the real estate of five long-term care facilities, one acute-care hospital facility and one ancillary hospital facility which are operated by four healthcare operators.

     The mortgage notes receivable require monthly installments of principal and interest with final payment dates in or before 2009 and bear rates ranging from 11.07 percent to 13.0 percent at March 31, 1996. Each mortgage note receivable provides for an initial interest rate to be increased annually by either a set rate or upon an increase in the consumer price index.

     The Company had no impaired mortgage notes receivable at or during the quarter ended March 31, 1996.

Note 5.    Bank Credit Facility

     The Company has a $100,000,000 unsecured line of credit ( Bank Credit Facility ) from a consortium of seven banks led by NationsBank of Georgia, N.A. (the Bank). At March 31, 1996, the Company had drawn $52,375,000 against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans.

     Borrowing under the Bank Credit Facility bears interest at a rate chosen by the Company from either the Bank s base rate or LIBOR plus a percentage rate ranging from 1.25 percent to 2.00 percent depending upon the Company's senior debt to consolidated tangible net worth ratio for the preceding fiscal quarter. In addition, the Company pays a commitment fee of either 0.25 percent to 0.38 percent per annum on the unused portion of funds available for borrowing under the Bank Credit Facility. The commitment fee percentage is based on the Company s senior debt to tangible net worth ratio.

     The Bank Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements. The Bank Credit Facility is available until June 22, 1997.

Note 6.    Convertible Subordinated Debentures

     As of March 31, 1996 the Company had $43,805,000 aggregate principal amount of 10.50% convertible subordinated debentures (the "Debentures") outstanding. The Debentures are due on April 1, 2002 and interest is payable semiannually on April 1 and October 1 of each year. During the quarter ended March 31, 1996, a total of $142,000 of principal amount of Debentures was converted into shares of common stock of the Company at the conversion price of $16.125 per share. These conversions resulted in an increase of 8,806 in the outstanding shares of the common stock of the Company, an increase of $141,997 in stockholders' equity and a decrease of $142,000 in the outstanding balance of the Debentures.

Note 7.    Commitments and Contingencies

     During 1995, the Company committed to fund a $8.51 million construction
and term loan for an ancillary hospital facility.   As of March 31, 1996, the
Company had advanced a total of $5.64 million with the remaining balance expected to be funded during 1996.

     The Company is developing a $2.68 million expansion to an existing ambulatory surgery facility owned by the Company. As of March 31, 1996, the Company had funded $74,596 toward the construction of the expansion. The remaining balance is expected to be funded during 1996.

     In October 1995, the Company entered into a definitive purchase agreement with an unrelated healthcare development entity to acquire an ancillary hospital facility. During January 1996, the facility was purchased for $30 million by a joint venture between the Company and an affiliate of the unrelated healthcare development entity. As of March 31, 1996, the Company had invested approximately $22.88 million in the joint venture, the proceeds of which were used to fund a portion of the purchase price. The Company has committed to invest up to an additional $4.12 million in the joint venture to fund a portion of the remaining balance of the purchase price. The Company expects to disburse the remainder of these funds prior to June 30, 1996. Additionally, the joint venture expects to receive prior to June 30, 1996 up to $23.3 million in mortgage financing proceeds of which up to $22.97 million will be refunded to the Company.

     The Company believes it has sufficient liquidity and financing capabilities to finance the committments.

Note 8.   Subsequent Events

     On April 18, 1996, the Company committed, subject to due diligence, to fund approximately $19 million toward a construction and term loan for an acute care hospital. The loan is to be secured by a mortgage on the facility.

     On April 23, 1996, the Company declared a dividend of $0.445 per share to the holders of common stock on May 1, 1996. The dividend will be paid in cash on May 15, 1996. The dividend related to the quarter ended March 31, 1996.

     On May 10, 1996, the Company acquired two inpatient rehabilitation hospitals located in Pennslyvania. The properties' acquisition price totaled approximately $29.5 million. The properties are leased to a healthcare-related entity pursuant to long term operating leases.

     For the period from April 1 through May 13, 1996, a total of $9,963,000 of principal amount of Debentures has been converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 617,857 in the shares of common stock of the Company, an increase of $9,962,944 in stockholders' equity and a decrease of $9,963,000 in the outstanding balance of the Debentures.

Item 2.             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Results of Operations

     Revenues for the quarter ended March 31, 1996 totaled $7.4 million, increasing $2.5 million over March 31, 1995 revenues of $4.9 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made since March 31, 1995. Specifically, investments in properties increased from $177 million at March 31, 1995 to $237 million at March 31, 1996 and mortgage loans increased from $13.7 million at March 31, 1995 to $26.1 million at March 31, 1996.

     Interest expense for the quarter ended March 31, 1996 totaled $1.6 million, increasing $325,565 over March 31, 1995 interest expense of $1.3 million. The increase is due primarily to an increase in the blended interest rate on debt outstanding during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995. The increase in the blended interest rate was attributable to the 10.50% interest rate on the convertible debentures which were issued in March 1995 and outstanding the entire quarter ended March 31, 1996.

     Depreciation and amortization for the the quarter ended March 31, 1996 totaled $1,352,108 increasing $477,392 over March 31, 1995 depreciation and amortization of $874,716. $404,409 of the increase is attributable to depreciation of real estate properties acquired subsequent to March 31, 1995. Additionally, $67,826 of the increase is due to a full quarter of amortization of deferred financing costs related to the issuance of $52 million of convertible debentures in March 1995.

     General and administrative expenses for the quarter ended March 31, 1996 totaled $335,727, increasing $39,061 over March 31, 1995 general and administrative expenses of $296,666. The increase is due primarily to additional administrative and professional services related to the additional investments made since March 31, 1995.

     For the foregoing reasons, net income for the quarter ended March 31, 1996 increased to $4.97 million compared to $2.92 million for the quarter ended March 31, 1995. Net income per share was $0.42 at March 31, 1996 as compared to $0.40 at March 31, 1995.

Liquidity and Capital Resources

     As of March 31, 1996, the Company had a $100,000,000 unsecured line of credit (Bank Credit Facility) from a consortium of seven banks led by NationsBank of Georgia, N.A. (Bank). At March 31, 1996, the outstanding balance of the Bank Credit Facility was $52,375,000, the entire balance of which was used for the acquisition of real estate and the funding of mortgage loans. Due to acquisitions of real estate and the funding of development projects subsequent to March 31, 1996, as discussed in the notes to the financial statements, the balance of the Bank Credit Facility as of May 13, 1996 was $90,175,000.

     Interest on the borrowings by the Company under the Bank Credit Facility is payable at the Company's election at either (a) the base rate, which is a floating rate equal to the higher of (i) the Federal Funds effective rate plus 0.50 percent or (ii) the Bank's prime lending rate, or (b) LIBOR plus a percentage ranging from 1.25 percent to 2.00 percent, varying in inverse relation to the Company's ratio of consolidated senior debt to consolidated tangible net worth for the preceding fiscal quarter. In addition, the Company pays from 0.25 percent to 0.375 percent per annum (depending on the senior debt to consolidated tangible net worth ratio) on the unused portion of funds available for borrowing. The Bank Credit Facility, which is available until June 22, 1997, contains certain representations, warranties and financial and other covenants customary in such loan agreements.

     The Company's current intention is to utilize the Bank Credit Facility on a short-term basis to finance future investments in property acquisitions and mortgage financing. The Company is currently evaluating various alternatives for additional equity and debt financing with which to finance those investments on a long-term basis.

     As more fully discussed in Note 7, prior to June 30, 1996, the Company expects to receive up to $22.97 million in proceeds from the financing of an ancillary hospital facility. The Company expects to apply these proceeds as a repayment of the amount borrowed under the Bank Credit Facility.

     During the first quarter of 1996, the Company received approximately $9,539 from the sale of its shares under the dividend reinvestment plan.

     On April 23, 1996, the Company declared a dividend of $0.445 per share to the holders of common stock on May 1, 1996. The dividend will be paid in cash on May 15, 1996. The dividend related to the quarter ended March 31, 1996.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Report on Form 8-K

     (a)  Exhibits

     Not applicable

     (b)  Reports on Form 8-K

     A report on Form 8-K was filed by the Company on January 16, 1996 reporting the acquisition of Sunrise Mountainview Medical Center, L.C., including information related to Items 2 and 7.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CAPSTONE CAPITAL CORPORATION




                                         By  /s/ Andrew L. Kizer___________
                                             Andrew L. Kizer
                                             Vice President - Finance and
                                             Chief Financial Officer

Date:    May 13, 1996