Form 10-Q
period 1996-06-30
CAPSTONE CAPITAL CORP
filed 1996-08-14
CIK 921767

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                -------------


                                  FORM 10-Q

(Mark One)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 1996

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---               THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                        Commission File Number 1-11345


                                -------------



                         CAPSTONE CAPITAL CORPORATION
           (Exact name of Registrant as specified in its charter)



                     Maryland                       63-1115479
           (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification No.)

                           1000 Urban Center Drive
                                  Suite 630
                          Birmingham, Alabama 35242
                  (Address of principal executive offices)


                               (205) 967-2092
            (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant(1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.


                               Yes  X       No
                                   ----         ---

  As of August 12, 1996, 10,657,760 shares of the Registrant's Common Stock
                      $.001 par value, were outstanding.

                          CAPSTONE CAPITAL CORPORATION

                                   FORM 10-Q

                                 June 30, 1996

                               TABLE OF CONTENTS



  Part I - Financial Information

      Item 1.      Condensed Consolidated Financial Statements            Page
                   Condensed Consolidated Balance Sheets                   2
                   Condensed Consolidated Statements of Income             3
                   Condensed Consolidated Statements of Cash Flows         4
                   Notes to Condensed Consolidated Financial Statements    5

      Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     9

  Part II -Other Information

      Item 6.      Exhibits                                                12

  Signatures                                                               13

                          Capstone Capital Corporation
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                                      June 30,        December 31,
                                                        1996              1995
                                                    ------------      ------------
Real estate properties
   Land                                             $ 29,747,440      $ 24,669,023
   Land improvements                                   2,350,308         2,350,309
   Buildings and improvements                        249,833,441       185,771,380
   Construction in progress                              264,182            37,409
                                                    ------------      ------------
                                                     282,195,371       212,828,121
   Less accumulated depreciation                      (7,868,747)       (5,570,953)
                                                    ------------      ------------
      Real estate properties, net                    274,326,624       207,257,168
Mortgage notes receivable                             30,365,914        24,988,753
Cash                                                   1,507,591           675,568
Other assets                                           9,888,310         7,703,394
                                                    ------------      ------------
Total assets                                        $316,088,439      $240,624,883
                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Convertible subordinated debentures              $ 33,797,000      $ 43,947,000
   Bank credit facility                               81,200,000        30,225,000
   Mortgage note payable                              23,300,000                 -
   Accrued expenses and other liabilities              4,693,871         2,706,228
                                                    ------------      ------------
Total liabilities                                    142,990,871        76,878,228
                                                    ------------      ------------
Stockholders' equity
   Preferred stock, $.001 par value,
      10,000,000 shares authorized;
      none issued                                              -                 -
   Common stock, $0.001 par value,
      50,000,000 shares authorized;
      10,560,339 shares and 9,929,732 shares
      issued and outstanding, respectively                10,560             9,929
   Additional paid-in-capital                        172,460,426       162,735,711
   Loans to officers to finance stock purchases         (286,944)         (286,944)
   Cumulative net income                              23,209,057        14,471,125
   Cumulative dividends                              (22,295,531)      (13,183,166)
                                                    ------------      ------------
Total stockholders' equity                           173,097,568       163,746,655
                                                    ------------      ------------
Total liabilities and stockholders' equity          $316,088,439      $240,624,883
                                                    ============      ============




  (The accompanying notes are an integral part of this financial statement)

                         Capstone Capital Corporation
                 Condensed Consolidated Statements of Income
                                 (Unaudited)



                                           Three Months Ended              Six Months Ended
                                                 June 30,                      June 30,
                                      ---------------------------     ------------------------
                                          1996           1995             1996        1995
                                      -----------      ----------     -----------  -----------

     Revenues:
       Rental income                  $ 7,832,186      $5,476,767     $14,351,014  $ 9,956,871
       Mortgage interest income           750,374         394,996       1,487,199      765,075
       Gain from sale of property         193,672               -         193,672            -
       Other income                       109,015          44,591         288,433       57,387
                                      -----------      ----------     -----------  -----------
     Total income                       8,885,247       5,916,354      16,320,318   10,779,333
                                      -----------      ----------     -----------  -----------

     Expenses:
       General and administrative         480,278         338,932         808,906      635,598
       Depreciation                     1,467,705       1,002,788       2,658,473    1,814,853
       Amortization                        65,121         148,798         226,461      211,449
       Interest                         2,271,702       2,223,968       3,886,389    3,513,090
       Property operations                  2,157               -           2,157            -
                                      -----------      ----------     -----------  -----------

     Total expenses                     4,286,963       3,714,486       7,582,386    6,174,990
                                      -----------      ----------     -----------  -----------

     Net income                       $ 4,598,284      $2,201,868     $ 8,737,932  $ 4,604,343
                                      ===========      ==========     ===========  ===========

     Net Income Per Share             $      0.42      $     0.37     $      0.84  $      0.77
                                      ===========      ==========     ===========  ===========

     Weighted Averages Shares
       Outstanding
         Primary                       10,667,440       5,992,297      10,368,160    5,986,183
         Fully Diluted                 12,798,994       9,204,806      12,798,701    7,636,945



  (The accompanying notes are an integral part of this financial statement)

                          Capstone Capital Corporation
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                               Six Months Ended
                                                                    June 30
                                                          -------------------------
                                                              1996          1995
                                                          -----------  ------------
   Cash flows from operating activities:
     Net income                                           $ 8,737,932   $ 4,604,343
     Gain from sale of property                              (193,672)            -
     Depreciation of real estate                            2,645,878     1,802,957
     Other depreciation                                        12,595        11,896
     Amortization of convertible debenture
        issuance costs                                         48,917        67,422
     Other amortization                                       177,544       144,027
     Increase in accrued rental income                     (1,132,812)     (793,253)
     (Increase) decrease in receivables and other assets     (322,633)      108,229
     (Decrease) increase in accrued expenses and
         other liabilities                                 (1,104,972)    1,400,989
                                                          -----------   -----------
       Net cash provided by operating activities            8,868,777     7,346,610
                                                          -----------   -----------
   Cash flows from investing activities:
      Acquisition of real estate properties               (76,157,224)  (41,648,402)
      Proceeds from sale of property                        7,300,000             -
      Investment in mortgage notes receivable              (1,213,044)   (1,569,989)
      Collections on mortgage notes receivable                131,614             -
                                                          -----------   -----------
        Net cash used in investing activities             (69,938,654)  (43,218,391)
                                                          -----------   -----------
    Cash flows from financing activities:
      Increase (decrease) in long-term notes payable       50,975,000    (8,600,000)
      Proceeds from mortgage note payable                  19,376,640             -
      Proceeds from issuance of convertible
         subordinated debentures                                    -    52,000,000
      Financing costs related to issuance of
        convertible subordinated debentures                         -    (2,191,456)
      Capital contributions from minority interests           684,480             -
      Payment of dividends                                 (9,112,365)   (5,084,977)
      Costs related to common stock offering                  (51,713)            -
      Proceeds from dividend reinvestment plan                 29,858             -
      Increase in loans to finance stock purchases                  -       (92,467)
                                                          -----------   -----------
       Net cash from financing activities                  61,901,900    36,031,100
                                                          -----------   -----------
    Increase in cash                                          832,023       159,319
    Cash, beginning of period                                 675,568       330,654
                                                          -----------   -----------
    Cash, end of period                                   $ 1,507,591   $   489,973
                                                          ===========   ===========


  (The accompanying notes are an integral part of this financial statement)

                          CAPSTONE CAPITAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1996
                                  (Unaudited)


NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Capstone Capital Corporation (the "Company") Annual Report on Form 10-K for the period ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain classifications have been made for the period January 1, 1995 through June 30, 1995 to conform to the 1996 presentation. These reclassifications had no effect on the results of operations as previously reported.

     The Company is an indefinite life real estate investment trust ("REIT") which was incorporated in Maryland on March 31, 1994. The Company commenced operations on June 30, 1994 with the receipt of proceeds from the sale of 5,980,000 shares of common stock. The Company invests in income-producing, healthcare-related properties through acquisition or development of facilities for lease or by provision of mortgage financing to healthcare operators.

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



                                                 For the        For the         For the          For the
                                              Three Months    Three Months    Six Months       Six Months
Reconciliation of net income to                  Ended           Ended          Ended             Ended
funds from operations                        June 30, 1996   June 30, 1995   June 30, 1996    June 30, 1995
                                             -------------   -------------   -------------    -------------

   Net income                                  $4,598,284      $2,201,868      $ 8,737,932       $4,604,343
      Less: Depreciation & amortization         1,532,826       1,151,586        2,884,934        2,026,302
      Add: Gain on sale of asset                 (193,672)              -         (193,672)               -
      Less: Straight-line rental income          (601,700)       (432,168)      (1,127,312)        (793,253)
                                               ----------      ----------      -----------       ----------

         Funds from operations                 $5,335,738      $2,921,286      $10,301,882       $5,837,392
                                               ==========      ==========      ===========       ==========


NOTE 3.    REAL ESTATE PROPERTIES

     Real estate properties as of June 30, 1996 total $282,195,371 and include fifteen ancillary hospital facilities, nine physician clinics, five ambulatory surgery facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, four inpatient rehabilitation facilities, two sub-acute care facilities, and one long-term care facility.
The properties are located in thirteen states and are leased to fifteen healthcare-related entities or their subsidiaries pursuant to long-term leases.

     The Company's properties are generally leased pursuant to fixed term operating leases expiring from 2004 to 2011 and provide for options to extend the lease terms for at least ten years. The leases generally provide the lessees, during the terms of the leases and for a short period of time following expiration, with the right of first refusal to purchase the leased property on the same terms and conditions as the Company may propose to a third party.

     Each lease generally requires the lessee to pay base rent, additional rent commencing after the first year based either on either a set percentage increase or on a percentage increase in the consumer price index, and all taxes (including property taxes), maintenance and other operating costs associated with the leased property.

NOTE 4.    MORTGAGE NOTES RECEIVABLE

     As of June 30, 1996, the Company had provided $30,365,914 in mortgage financing for eight properties located in four states. The mortgage notes receivable are secured by the real estate of five long-term care facilities, one acute-care hospital facility and two ancillary hospital facilities which are operated by five healthcare operators.

     The mortgage notes receivable require monthly installments of principal and interest with final payment dates in or before 2010 and bear rates ranging from 9.5 percent to 13.0 percent at June 30, 1996. Substantially all the mortgage notes receivable provide for an initial interest rate to be increased annually by either a set rate or upon an increase in the consumer price index.

     The Company had no impaired mortgage notes receivable at or during the quarter ended June 30, 1996.

NOTE 5. MORTGAGE NOTE PAYABLE

     On June 26, 1996, the Company entered into a mortgage note with a life insurance company for a principal amount of $23.3 million ("Mortgage Note"). The Mortgage Note bears interest at 8.5% and is payable in 360 monthly payments of principal and interest. The Mortgage Note is collateralized by an ancillary hospital facility purchased in January 1996 for $30 million.

NOTE 6.    BANK CREDIT FACILITY

     On June 24, 1996, the Company completed an amendment to and restatement of its unsecured line of credit ("Bank Credit Facility") which provides for an increase to $150 million from its previous principal amount of $100 million, an extension of the term to June 24, 1999, from June 22, 1997, and an adjustment in the determination of the interest rate. The Bank Credit Facility is agented by NationsBank, National Association (South), and is participated in by a consortium of seven other banks. At June 30, 1996, the Company had drawn $81,200,000 against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans.

     Prior to the amendment and restatement of the Bank Credit Facility, borrowing under the Bank Credit Facility bore interest at a rate chosen by the Company from either the Bank's base rate or LIBOR plus a percentage rate ranging from 1.25 percent to 2.00 percent depending upon the Company's senior debt to consolidated tangible net worth ratio for the preceding fiscal quarter. In addition, the Company paid a commitment fee of either 0.25 percent to 0.38 percent per annum on the unused portion of funds available for borrowing under the Bank Credit Facility. The commitment fee percentage was based on the Company's senior debt to consolidated tangible net worth ratio.

     Borrowing under the amended and restated Bank Credit Facility bears interest at a rate chosen by the Company from either the Bank's base rate or the Eurodollar rate plus a percentage rate ranging from 1.00 percent to 1.625 percent depending upon the Company's senior debt to consolidated total capital ratio for the preceding fiscal quarter. In addition, the Company pays a commitment fee of either 0.20 percent to 0.25 percent per annum on the unused portion of funds available for borrowing under the Bank Credit Facility. The commitment fee percentage is based on the Company's senior debt to total capital ratio.

     The Bank Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements.

NOTE 7.    CONVERTIBLE SUBORDINATED DEBENTURES

     As of June 30, 1996 the Company had $33,797,000 aggregate principal amount of 10.50% convertible subordinated debentures (the "Debentures") outstanding. The Debentures are due on April 1, 2002 and interest is payable semiannually on April 1 and October 1 of each year. During the quarter ended June 30, 1996, a total of $10,008,000 of principal amount of Debentures was converted into shares of common stock of the Company at the conversion price of $16.125 per share. These conversions resulted in an increase of 621,341 in the outstanding shares of the common stock of the Company, an increase of $10,008,000 in stockholders' equity and a decrease of $10,008,000 in the outstanding balance of the Debentures. For the six months ended June 30, 1996, a total of $10,150,000 of principal amount of Debentures was converted into shares of common stock of the Company resulting in an increase of 630,147 in the outstanding shares of the common stock of the Company, an increase of $10,150,000 in stockholder's equity and a decrease of $10,150,000 in the outstanding balance of the Debentures.

NOTE 8.    COMMITMENTS AND CONTINGENCIES

     The Company is developing a $2.68 million expansion to an existing ambulatory surgery facility owned by the Company. As of June 30, 1996, the Company had funded $264,182 toward the construction of the expansion. The remaining balance is expected to be funded during 1996.

     The Company believes it has sufficient liquidity and financing capabilities to finance the commitments.

NOTE 9.   SUBSEQUENT EVENTS

     On July 9, 1996, the Company entered into a definitive agreement, subject to due diligence, to develop up to eight integrated healthcare facilities. The facilities, the total cost of which will not exceed $25 million, will be developed over a 24 month period. Upon completion, the facilities will be leased to a healthcare-related entity pursuant to long-term operating leases.

     On July 18, 1996, the Company funded $0.7 million and committed another $17.1 million for a construction and term loan for an acute-care hospital. The loan is secured by a mortgage on the facility.

     On July 22, 1996, the Company declared a dividend of $0.455 per share to the holders of common stock on August 1, 1996. The dividend will be paid in cash on August 15, 1996. The dividend related to the quarter ended June 30, 1996.

     For the period from July 1 through August 8, 1996, a total of $1,571,000 of principal amount of Debentures has been converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 97,424 in the shares of common stock of the Company, an increase of $1,571,000 in stockholder's equity and a decrease of $1,571,000 in the outstanding balance of the Debentures.

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
     SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

     Revenues for the quarter ended June 30, 1996 totaled $8.9 million, increasing $3.0 million over June 30, 1995 revenues of $5.9 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from the acquisition and financing of properties subsequent to June 30, 1995. Specifically, investments in properties increased from $194 million at June 30, 1995 to $282 million at June 30, 1996 and mortgage loans increased from $13.7 million at June 30, 1995 to $28.3 million at June 30, 1996. In addition, during the quarter ended June 30, 1996, the Company recognized a gain of $193,672 from the sale of an ancillary hospital facility located in Philadelphia, Pennsylvania.

     Depreciation for the quarter ended June 30, 1996 totaled $1,467,705 increasing $464,917 over June 30, 1995 depreciation of $1,002,788, primarily due to the acquisition of properties subsequent to June 30, 1995. General and administrative expenses for the quarter ended June 30, 1996 totaled $480,278 increasing $141,346 over June 30, 1995 general and administrative expenses of $338,932. The increase is due primarily to additional administrative and professional services related to the additional investments made since June 30, 1995.

     For the foregoing reasons, net income for the quarter ended June 30, 1996 increased to $4.6 million compared to $2.2 million for the quarter ended June 30, 1995. Net income per share was $0.42 at June 30, 1996 as compared to $0.37 at June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     Revenues for the six months ended June 30, 1996 were $16.3 million, increasing $5.5 million over June 30, 1995 revenues of $10.8 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from the acquisition and financing of properties subsequent to June 30, 1995. In addition, during the six months ended June 30, 1996, the Company recognized a gain of $193,672 from the sale of an ancillary hospital facility located in Philadelphia, Pennsylvania.

     Depreciation and amortization for the six months ended June 30, 1996 totaled $2.9 million, increasing $0.9 million over depreciation and amortization of $2.0 million for the six months ended June 30, 1995. Depreciation expense increased $0.8 million, primarily due to the acquisition of additional properties subsequent to June 30, 1995.

     General and administrative expenses for the six months ended June 30, 1996 totaled $808,906, increasing $173,308 over June 30, 1995 general and administrative expenses of $635,598. The increase is due primarily to additional administrative and professional services related to the additional investments made since June 30, 1995.

     For the foregoing reasons, net income for the six months ended June 30, 1996 increased to $8.7 million compared to $4.6 million for the six months ended June 30, 1995. Net income per share was $0.84 at June 30, 1996 as compared to $0.77 at June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On June 24, 1996, the Company completed an amendment to and restatement of its unsecured line of credit ("Bank Credit Facility") which provides for an increase to $150 million from its previous principal amount of $100 million, an extension of the term to June 24, 1999, from June 22, 1997, and an adjustment in the determination of the interest rate. The Bank Credit Facility is agented by NationsBank, National Association (South), and is participated in by a consortium of seven other banks. At June 30, 1996, the Company had drawn $81,200,000 against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans.

     Prior to the amendment and restatement of the Bank Credit Facility, borrowing under the Bank Credit Facility bore interest at a rate chosen by the Company from either the Bank's base rate or Eurodollar plus a percentage rate ranging from 1.25 percent to 2.00 percent depending upon the Company's senior debt to consolidated tangible net worth ratio for the preceding fiscal quarter. In addition, the Company paid a commitment fee of either 0.25 percent to 0.38 percent per annum on the unused portion of funds available for borrowing under the Bank Credit Facility. The commitment fee percentage was based on the Company's senior debt to consolidated tangible net worth ratio.

     Borrowing under the amended and restated Bank Credit Facility bears interest at a rate chosen by the Company from either the Bank's base rate or the Eurodollar rate plus a percentage rate ranging from 1.00 percent to 1.625 percent depending upon the Company's senior debt to consolidated total capital ratio for the preceding fiscal quarter. In addition, the Company pays a commitment fee of either .20 percent to .25 percent per annum on the unused portion of funds available for borrowing under the Bank Credit Facility. The commitment fee percentage is based on the Company's senior debt to total capital ratio.

     The Bank Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements.

     Effective April 1, 1996 the Company sold an ancillary hospital facility located in Pennsylvania to an unrelated healthcare operator. Total sales price of $9,340,000 included $7,300,000 in cash and a note for $2,040,000. Cash proceeds from the sale were used to reduce the outstanding balance of the Bank Credit Facility.

     The Company's current intention is to utilize the Bank Credit Facility on a short-term basis to finance future investments in property acquisitions and mortgage financing. The Company is currently evaluating various alternatives for additional equity and debt financing with which to finance those investments on a long-term basis.

     During the second quarter of 1996, the Company received approximately $14,224 from the sale of its shares under the dividend reinvestment plan.

     On July 22, 1996, the Company declared a dividend of $0.455 per share to the holders of common stock on August 1, 1996. The dividend will be paid in cash on August 15, 1996. The dividend related to the quarter ended June 30, 1996.

                         PART II - OTHER INFORMATION



Item 6. Exhibits and Report on Form 8-K

     (a) Exhibits

            27 -- Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAPSTONE CAPITAL CORPORATION




                                             By  /s/ Andrew L. Kizer
                                                 -------------------------
                                                 Andrew L. Kizer
                                                 Vice President - Finance and
                                                 Chief Financial Officer

Date:    August 12, 1996