Form 10-Q
period 1996-09-30
CAPSTONE CAPITAL CORP
filed 1996-11-06
CIK 921767

================================================================================

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                        ------------------------------


                                   FORM 10-Q


[X]
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996.

                                       OR


[ ]      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to           19
                                        --------    -------,    ----.



                       Commission file number   1-11345


                         ------------------------------


                         CAPSTONE CAPITAL CORPORATION
            (Exact name of Registrant as specified in its charter)

           Maryland                                       63-1115479
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


         Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.     Yes   X    No
                                                  -----     -----

          As of November 5, 1996, 11,423,052 shares of the Registrant's Common Stock $.001 par value, were outstanding.

================================================================================

                          CAPSTONE CAPITAL CORPORATION

                                   FORM 10-Q
                               SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I -- Financial Information
     Item 1.  Condensed Consolidated Financial Statements
               Condensed Consolidated Balance Sheets..................................
               Condensed Consolidated Statements of Income............................
               Condensed Consolidated Statements of Cash Flows........................
               Notes to Condensed Consolidated Financial Statements...................
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results
              of Operations...........................................................
Part II -- Other Information
     Item 6.  Exhibits................................................................
Signatures............................................................................

                          CAPSTONE CAPITAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        1996            1995
                                                                    -------------   -------------
                                             ASSETS
Real estate properties
  Land............................................................  $  29,727,673   $  24,669,023
  Land improvements...............................................      2,350,308       2,350,309
  Buildings and improvements......................................    265,595,461     185,771,380
  Construction in progress........................................      2,516,639          37,409
                                                                     ------------    ------------
                                                                      300,190,081     212,828,121
  Less accumulated depreciation...................................     (9,505,592)     (5,570,953)
                                                                     ------------    ------------
          Real estate properties, net.............................    290,684,489     207,257,168
Mortgage notes receivable.........................................     21,491,573      24,988,753
Cash..............................................................        566,583         675,568
Other assets......................................................     13,276,844       7,703,394
                                                                     ------------    ------------
          Total assets............................................  $ 326,019,489   $ 240,624,883
                                                                     ============    ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Convertible subordinated debentures.............................  $  27,950,000   $  43,947,000
  Bank credit facility............................................     91,200,000      30,225,000
  Mortgage note payable...........................................     23,257,354              --
  Accrued expenses and other liabilities..........................      4,995,866       2,706,228
                                                                     ------------    ------------
          Total liabilities.......................................    147,403,220      76,878,228
                                                                     ------------    ------------
Stockholders' equity
  Preferred stock, $.001 par value, 10,000,000 shares authorized;
     none issued..................................................             --              --
  Common stock, $0.001 par value, 50,000,000 shares authorized;
     10,923,731 shares and 9,929,732 shares issued and
     outstanding, respectively....................................         10,924           9,929
  Additional paid-in-capital......................................    178,097,903     162,735,711
  Loans to officers to finance stock purchases....................       (286,944)       (286,944)
  Cumulative net income...........................................     27,929,323      14,471,125
  Cumulative dividends............................................    (27,134,937)    (13,183,166)
                                                                     ------------    ------------
          Total stockholders' equity..............................    178,616,269     163,746,655
                                                                     ------------    ------------
          Total liabilities and stockholders' equity..............  $ 326,019,489   $ 240,624,883
                                                                     ============    ============

   (The accompanying notes are an integral part of this financial statement)

                          CAPSTONE CAPITAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                -----------------------   -------------------------
                                                   1996         1995         1996          1995
                                                ----------   ----------   -----------   -----------
Revenues:
  Rental income...............................  $8,570,890   $6,314,376   $22,921,904   $16,271,247
  Mortgage interest income....................     891,775      434,084     2,378,974     1,199,159
  Gain from sale of property..................       3,519           --       197,191            --
  Other income................................     213,017       23,215       501,450        80,602
                                                ----------   ----------   -----------   -----------
          Total income........................   9,679,201    6,771,675    25,999,519    17,551,008
                                                ----------   ----------   -----------   -----------
Expenses:
  General and administrative..................     414,116      473,346     1,223,022     1,108,944
  Depreciation................................   1,642,990    1,162,907     4,301,463     2,977,760
  Amortization................................      90,245      167,199       316,706       378,648
  Interest....................................   2,715,328    2,665,206     6,601,717     6,178,296
  Property operations.........................      96,256           --        98,413            --
                                                ----------   ----------   -----------   -----------
          Total expenses......................   4,958,935    4,468,658    12,541,321    10,643,648
                                                ----------   ----------   -----------   -----------
          Net income..........................  $4,720,266   $2,303,017   $13,458,198   $ 6,907,360
                                                ==========   ==========   ===========   ===========
Net Income Per Share (Primary)................  $     0.44   $     0.38   $      1.28   $      1.15
                                                ==========   ==========   ===========   ===========
Net Income Per Share (Fully diluted)..........  $     0.42   $     0.38   $      1.27   $      1.15
                                                ==========   ==========   ===========   ===========
Weighted Averages Shares Outstanding
  Primary.....................................  10,851,964    6,016,898    10,529,286     5,996,534
  Fully Diluted...............................  12,820,523    9,204,806    12,819,826     8,165,308

   (The accompanying notes are an integral part of this financial statement)

                          CAPSTONE CAPITAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                        1996           1995
                                                                    ------------   ------------
Cash flows from operating activities:
  Net income......................................................  $ 13,458,198   $  6,907,360
  Gain from sale of property......................................      (197,191)            --
  Depreciation of real estate.....................................     4,281,619      2,959,772
  Other depreciation..............................................        19,844         17,988
  Amortization of convertible debenture issuance costs............        47,155         28,690
  Other amortization..............................................       269,551        349,958
  Increase in accrued rental income...............................    (1,764,860)    (1,020,493)
  Construction funding deposit....................................      (768,423)            --
  Increase in receivables and other assets........................    (1,018,762)      (193,674)
  Increase in accrued expenses and other liabilities..............     1,378,251      3,419,481
                                                                    ------------   ------------
          Net cash provided by operating activities...............    15,705,382     12,469,082
                                                                    ------------   ------------
Cash flows from investing activities:
  Acquisition of real estate properties...........................   (87,095,957)   (58,850,845)
  Proceeds from sale of properties................................     8,206,289             --
  Investment in mortgage notes receivable.........................    (4,598,696)    (3,175,826)
  Collections on mortgage notes receivable........................       117,728         41,843
                                                                    ------------   ------------
          Net cash used in investing activities...................   (83,370,636)   (61,984,828)
                                                                    ------------   ------------
Cash flows from financing activities:
  Increase in bank credit facility................................    60,975,000     10,700,000
  Proceeds from mortgage note payable.............................    19,907,321             --
  Principal payments on note payable..............................       (42,646)            --
  Proceeds from issuance of convertible subordinated debentures...            --     52,000,000
  Financing costs related to issuance of convertible subordinated
     debentures...................................................            --     (2,191,456)
  Capital contributions from minority interests...................       680,072             --
  Payment of dividends............................................   (13,951,771)    (7,762,496)
  Costs related to common stock offering..........................       (51,713)            --
  Proceeds from dividend reinvestment plan........................        40,006             --
  Increase in loans to finance stock purchases....................            --        (94,467)
                                                                    ------------   ------------
          Net cash from financing activities......................    67,556,269     52,651,581
                                                                    ------------   ------------
Increase/(Decrease) in cash.......................................      (108,985)     3,135,835
Cash, beginning of period.........................................       675,568        330,654
                                                                    ------------   ------------
Cash, end of period...............................................  $    566,583   $  3,466,489
                                                                    ============   ============

   (The accompanying notes are an integral part of this financial statement)

                          CAPSTONE CAPITAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

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

     Certain reclassifications have been made for the period January 1, 1995 through September 30, 1995 to conform to the 1996 presentation. These reclassifications had no effect on the results of operations as previously reported.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and its majority-owned partnerships. Intercompany accounts and transactions have been eliminated.

     Real Estate Properties -- Real estate properties are recorded at cost. Acquisition costs and transaction fees are added to the purchase price. No allowance for investment losses is considered necessary. The cost of real estate properties acquired is allocated among land, land improvements, and buildings and improvements based upon estimated market values at the time of acquisition. Depreciation is provided for on a straight-line basis over the following estimated useful life:

    Building and improvements................................................  40.0 years
    Land improvements........................................................  20.0 years

     Federal Income Taxes -- No provision has been made for federal income taxes. The Company intends at all times to qualify as a real estate investment trust under sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company must distribute at least 95% of its real estate investment trust taxable income to its stockholders and meet other requirements to continue to qualify as a real estate investment trust.

     Rental Income -- Rental income is recognized as earned over the life of the lease agreements. Certain of the leases provide for scheduled annual rent increases. These rent increases are recognized on a straight-line basis over the term of the lease.

     Mortgage Interest Income -- Mortgage interest income is recognized based on the interest rates and the outstanding principal amounts of the mortgage notes receivable. Certain of the mortgage notes receivable provide for scheduled annual interest rate increases.

                          CAPSTONE CAPITAL CORPORATION

     Net Income Per Share -- Net income per share is computed using the weighted average number of shares outstanding during the period.

     Funds From Operations -- Funds from operations is computed as net income (determined in accordance with generally accepted accounting principles), excluding rent income recognized on a straight-line basis on those leases with scheduled rent increases and gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization.

                                                FOR THE        FOR THE
                                              THREE MONTHS   THREE MONTHS
                                                 ENDED          ENDED       FOR THE NINE    FOR THE NINE
                                               SEPTEMBER      SEPTEMBER     MONTHS ENDED    MONTHS ENDED
                                                  30,            30,        SEPTEMBER 30,   SEPTEMBER 30,
                                                  1996           1995           1996            1995
                                              ------------   ------------   -------------   -------------
Reconciliation of net income to funds from
  operations
  Net income................................   $4,720,266     $2,303,017     $ 13,458,198    $  6,907,360
     Add: Depreciation & amortization.......    1,733,235      1,330,106        4,618,169       3,356,408
     Less: Gain on sale of asset............       (3,519)            --         (197,191)             --
     Less: Straight-line rental income......     (637,548)      (527,671)      (1,764,860)     (1,320,924)
                                               ----------     ----------      -----------     -----------
          Funds from operations.............   $5,812,434     $3,105,452     $ 16,114,316    $  8,942,844
                                               ==========     ==========      ===========     ===========

NOTE 3.  REAL ESTATE PROPERTIES

     Real estate properties as of September 30, 1996 total $300,190,081 and include fourteen ancillary hospital facilities, ten physician clinics, five ambulatory surgery facilities, four inpatient rehabilitation facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, two sub-acute care facilities, two acute care facilities, one long-term care facility, one assisted living facility and one integrated delivery facility. The properties are located in thirteen states and are leased to thirteen healthcare-related entities or their subsidiaries pursuant to long-term leases.

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

NOTE 4.  MORTGAGE NOTES RECEIVABLE

     As of September 30, 1996, the Company had provided $21,491,573 in mortgage financing for seven properties located in five states. The mortgage notes receivable are secured by the real estate of five long-term care facilities, and two ancillary hospital facilities which are operated by four healthcare operators.

     The mortgage notes receivable require monthly installments of principal and interest with final payment dates in or before 2010 and bear rates ranging from
9.5 percent to 13.0 percent at September 30, 1996. Substantially all the mortgage notes provide that the interest be increased annually by either a set rate or upon an increase in the consumer price index.

     The Company had no impaired mortgage notes receivable at September 30, 1996 or during the quarter then ended.

                          CAPSTONE CAPITAL CORPORATION

NOTE 5.  MORTGAGE NOTE PAYABLE

     On June 26, 1996, the Company entered into a mortgage note with a life insurance company for a principal amount of $23.3 million ("Mortgage Note"). The Mortgage Note bears interest at 8.5% and is payable in 360 monthly payments of principal and interest. The Mortgage Note is collateralized by an ancillary hospital facility purchased in January 1996 for $30 million. The balance of the Mortgage Note as of September 30, 1996 is $23,257,354.

NOTE 6.  BANK CREDIT FACILITY

     On June 24, 1996, the Company completed an amendment and restatement of its unsecured line of credit ("Bank Credit Facility") which provides for an increase to $150 million from its previous principal amount of $100 million, an extension of the term to June 24, 1999, from June 22, 1997, and an adjustment in the determination of the interest rate. The Bank Credit Facility is agented by NationsBank, National Association (South), and is participated in by a consortium of seven other banks. At September 30, 1996, the Company had drawn $91,200,000 against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans.

     Borrowing under the amended and restated Bank Credit Facility bears interest at a rate chosen by the Company from either the Bank's base rate or the Eurodollar rate plus a percentage rate ranging from 1.00 percent to 1.625 percent depending upon the Company's senior debt to consolidated total capital ratio for the preceding fiscal quarter. In addition, the Company pays a commitment fee of 0.20 percent to 0.25 percent per annum on the unused portion of funds available for borrowing under the Bank Credit Facility. The commitment fee percentage is based on the Company's senior debt to total capital ratio.

     The Bank Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements.

NOTE 7.  CONVERTIBLE SUBORDINATED DEBENTURES

     As of September 30, 1996 the Company had $27,950,000 aggregate principal amount of 10.50% convertible subordinated debentures (the "Debentures") outstanding. The Debentures are due on April 1, 2002 and interest is payable semiannually on April 1 and October 1 of each year. During the quarter ended September 30, 1996, a total of $5,847,000 of principal amount of Debentures was converted into shares of common stock of the Company at the conversion price of $16.125 per share. These conversions resulted in an increase of 362,588 in the outstanding shares of the common stock of the Company, an increase of $5,847,000 in stockholders' equity and a decrease of $5,847,000 in the outstanding balance of the Debentures. For the nine months ended September 30, 1996, a total of $15,997,000 of principal amount of Debentures was converted into shares of common stock of the Company resulting in an increase of 992,042 in the outstanding shares of the common stock of the Company, an increase of $15,997,000 in stockholders' equity and a decrease of $15,997,000 in the outstanding balance of the Debentures.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

     In July 1996, the Company committed approximately $17.8 million for a construction and term loan for an acute-care hospital located in Tucson, Arizona. The loan is secured by a mortgage on the facility. Construction is expected to be completed during the fourth quarter of 1997. As of September 30, 1996, the Company had funded approximately $1.1 million towards construction.

     The Company has entered into a development project with an unrelated healthcare development entity for the development of an assisted living facility located in Baytown, Texas. The transaction is structured as a joint venture between the Company and the unrelated healthcare development entity. During construction approximately $7.1 million of the facility's $7.4 million development cost will be financed, on a basis that is

                          CAPSTONE CAPITAL CORPORATION
non-recourse to the Company, by an unrelated third party with the balance of $0.3 million provided by the Company. Upon completion, the Company will invest an additional $2.0 million and the $5.1 million balance of the total investment in the facility will be financed by a non-recourse term loan provided by a third party. Upon completion of construction, the facility will be leased to the unrelated healthcare development entity. Construction is currently expected to be complete by the end of the third quarter of 1997.

     In September 1996, the Company committed to purchase, upon completion of construction, a medical office building located in Winter Park, Florida for approximately $6.2 million. The facility is currently expected to be completed during the second quarter of 1997.

     The Company has committed to fund approximately $4.4 million towards the development of a medical office building located in Destin, Florida. As of September 30, 1996, the Company had funded approximately $2.5 million towards construction. Upon completion of construction, the facility will be leased to one healthcare operator pursuant to a long term lease. The facility is currently expected to be complete by the end of 1996.

     The Company is developing a $2.77 million expansion to an existing ambulatory surgery facility owned by the Company. As of September 30, 1996, the Company had funded $585,355 toward the construction of the expansion. The remaining balance is expected to be funded by the first quarter of 1997. Tenant leases are scheduled to commence December 1996.

     The Company has committed to provide, upon completion of construction, mortgage financing of approximately $1.6 million for two assisted living facilities located in Georgia. Construction financing will be provided by an unrelated third party. Construction is currently expected to be complete during the second quarter of 1997.

     The Company believes it has sufficient liquidity and financing capabilities to finance the commitments.

NOTE 9.  SUBSEQUENT EVENTS

     On October 7, 1996, the Company entered into a mortgage loan for $2.2 million for the expansion of a residential care facility located in Claremont, California.

     On October 22, 1996, the Company declared a dividend of $0.46 per share to the holders of common stock on November 1, 1996. The dividend will be paid in cash on November 15, 1996. The dividend related to the quarter ended September 30, 1996.

     For the period from October 1 through October 28, 1996, a total of $7,677,000 of principal amount of Debentures has been converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 476,077 in the shares of common stock of the Company, an increase of $7,677,000 in stockholders' equity and a decrease of $7,677,000 in the outstanding balance of the Debentures.

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Third Quarter 1996 Compared to Third Quarter 1995

     Net income for the three months ended September 30, 1996 increased 104.3% to $4.7 million compared to $2.3 million for the three months ended September 30, 1995. Net income per share was $0.44 (primary) and $0.42 (diluted) at September 30, 1996 as compared to $0.38 per share (primary and diluted) at September 30, 1995.

     Total revenues for the quarter ended September 30, 1996 increased 42.6% to $9.7 million, compared to $6.8 million for the third quarter of 1995. The increase in revenues is primarily attributable to additional rental and mortgage interest income from the acquisition and financing of properties subsequent to September 30, 1995. Specifically, investments in properties increased from $212 million at September 30, 1995 to $300 million at September 30, 1996 and mortgage loans increased from $16.4 million at September 30, 1995 to $21.5 million at September 30, 1996.

     Total expenses for the quarter ended September 30, 1996 increased 11.1% to $5.0 million from $4.5 million for the quarter ended September 30, 1995. Interest expense increased 2% from $2.67 million for the quarter ended September 30, 1995 to $2.72 million for the quarter ended September 30, 1996 primarily due to increased borrowings under the Company's Bank Credit Facility as well as interest related to the Company's Mortgage Note Payable that was entered into in June of 1996. The increase in interest expense was offset in part by a decrease in interest expense in connection with the conversion of $23.5 million of the Company's convertible debentures since September 30, 1995. Depreciation for the quarter ended September 30, 1996 totaled $1.6 million increasing 33.3% over depreciation of $1.2 million for the quarter ended September 30, 1995, primarily due to the acquisition of properties subsequent to September 30, 1995.

  Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Net income for the nine months ended September 30, 1996 increased 95.6% to $13.5 million compared to $6.9 million for the nine months ended September 30, 1995. Net income per share was $1.28 (primary) and $1.27 (diluted) at September 30, 1996 as compared to $1.15 (primary and diluted) at September 30, 1995.

     Total revenues for the nine months ended September 30, 1996, increased 47.7% to $26.0 million, compared to the $17.6 million the Company reported for the first nine months of 1995. The increase in revenues is primarily attributable to additional rental and mortgage interest income from the acquisition and financing of properties subsequent to September 30, 1995. In addition, during the nine months ended September 30, 1996, the Company recognized a gain of $193,672 from the sale of an ancillary hospital facility located in Philadelphia, Pennsylvania.

     Total expenses for the 1996 nine month period increased 17.9% to $12.5 million from $10.6 million for the first nine months of 1995. Interest expense increased $0.4 million or 6.5% to $6.6 million in the 1996 nine month period as compared to $6.2 million in the 1995 nine month period. This increase is due primarily to interest related to the Company's Mortgage Note Payable that was entered into in June of 1996. Depreciation and amortization increased $1.3 million or 43.3% to $4.3 million for the nine month period ended September 30, 1996 from $3.0 million for the same period in 1995. Depreciation expense increased as a result of the acquisition of additional properties subsequent to September 30, 1995. General and administrative expenses for the nine months ended September 30, 1996 totaled $1.2 million, increasing 9.1% or $0.1 million over September 30, 1995 general and administrative expenses of $1.1 million. The increase is due primarily to additional administrative and professional services related to the additional investments in properties made since September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On June 24, 1996, the Company completed an amendment and restatement of its unsecured line of credit ("Bank Credit Facility") which provides for an increase to $150 million from its previous principal amount of $100 million, an extension of the term to June 24, 1999, from June 22, 1997, and an adjustment in the determination of the interest rate. The Bank Credit Facility is agented by NationsBank, National Association (South) ("NationsBank"), and is participated in by a consortium of seven other banks. At September 30, 1996, the Company had drawn $91,200,000 against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans.

     Borrowings under the Bank Credit Facility bear interest at a rate chosen by the Company from either the Bank's base rate or the Eurodollar rate plus a percentage rate ranging from 1.00 percent to 1.625 percent depending upon the Company's senior debt to consolidated total capital ratio for the preceding fiscal quarter. In addition, the Company pays a commitment fee of either .20 percent or .25 percent per annum on the unused portion of funds available for borrowing under the Bank Credit Facility. The commitment fee percentage is based on the Company's senior debt to total capital ratio.

     The Bank Credit Facility contains certain representations, warranties and financial and other covenants customary in such loan agreements.

     The Company's current intention is to utilize the Bank Credit Facility on a short-term basis to finance future acquisitions and investments. The Company is currently evaluating various alternatives for additional equity and debt financing with which to finance those acquisitions and investments on a long-term basis.

     On October 22, 1996, the Company declared a dividend of $0.46 per share to the holders of common stock on November 1, 1996. The dividend will be paid in cash on November 15, 1996. The dividend related to the quarter ended September 30, 1996.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

     (a) Exhibits

          27 -- Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAPSTONE CAPITAL CORPORATION

                                          By      /s/  ANDREW L. KIZER
                                            ------------------------------------
                                                      Andrew L. Kizer
                                               Vice President -- Finance and
                                                  Chief Financial Officer

Date: November 4, 1996