Form 10-K
period 1996-12-31
CAPSTONE CAPITAL CORP
filed 1997-03-31
CIK 921767

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-19480

                          CAPSTONE CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   MARYLAND                                        63-1115479
         (State or Other Jurisdiction                           (I.R.S. Employer
       of Incorporation or Organization)                       Identification No.)

                       1000 URBAN CENTER DRIVE, SUITE 630
                           BIRMINGHAM, ALABAMA 35242
          (Address of Principal Executive Offices, Including Zip Code)

                                 (205) 967-2092
              (Registrant's Telephone Number, Including Area Code)
          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
                     None                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.001 PAR VALUE PER SHARE
                                (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on March 14,
1997) of the Registrant held by non-affiliates on March 14, 1997, was approximately $331,205,388.

     As of March 14, 1997, 14,288,529 shares of the Registrant's Common Stock were outstanding.

     (2) Part III incorporates by reference portions of the Capstone Capital Corporation Annual Proxy Statement for the fiscal year ended December 31, 1996 (to be filed with the Commission on or about March 27, 1997). Part IV incorporates by reference portions of the Capstone Capital Corporation Annual Report for the fiscal year ended December 31, 1996 (to be filed with the Commission on or about March 27, 1997).
================================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................
          General.....................................................
          Investment Policy...........................................
          Competition.................................................
          Government Regulation.......................................
          Medicaid, Medicare, Blue Cross and Other Revenue Sources....
          Environmental Matters.......................................
          Insurance...................................................
          Employees...................................................
Item 2.   Properties..................................................
          Headquarters................................................
          Investments.................................................
          Selected Operators..........................................
          HEALTHSOUTH.................................................
          Columbia/HCA................................................
          MedPartners.................................................
          Integrated Health...........................................
          Tenet.......................................................
          Leases......................................................
          Development Arrangements....................................
Item 3.   Legal Proceedings...........................................
Item 4.   Submission of Matters to a Vote of Security Holders.........
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................
Item 8.   Financial Statements and Supplementary Data.................
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................
Item 10.  Directors and Executive Officers of the Registrant..........
          Directors...................................................
          Executive Officers..........................................
Item 11.  Executive Compensation......................................
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a real estate investment trust which owns, leases and invests in a diversified portfolio of healthcare properties (the "Investments"). As of February 28, 1997, the Investments consisted of (i) 67 healthcare properties leased to 18 healthcare operators (the "Leased Properties") and (ii) 22 mortgage loans on healthcare properties (the "Mortgage Loans"). The Investments are located in 17 states primarily in the southeastern and western regions of the United States and represent a variety of facility types in diverse healthcare industry segments. The Investments, including commitments to invest certain of which have been partially funded, have grown from approximately $115 million at inception on June 30, 1994 to approximately $527 million on February 28, 1997.

     Substantially all of the leases (the "Leases") for Leased Properties are triple net leases which require the lessees to pay all operating expenses, taxes, insurance and other costs. The Leases generally provide for increases in rent commencing after the first year, have primary terms of 10 to 15 years with options to extend the term at least 10 years and grant the lessees a right of first refusal to acquire the Company's interest. Mortgage Loans generally have initial maturities of between 5 and 15 years and bear interest at a rate which increases annually at either a specified rate or a rate based on the consumer price index. Approximately 67% of the Company's Investments as of February 28, 1997, are operated by public healthcare companies or their subsidiaries, including HEALTHSOUTH Corporation ("HEALTHSOUTH"), Columbia/HCA Healthcare Corporation ("Columbia"), MedPartners, Inc. ("MedPartners"), Integrated Health Services, Inc. ("Integrated Health"), and Tenet Healthcare Corporation ("Tenet").

     The Company believes it is an important source of capital for the healthcare industry and intends to continue investing in a high-quality portfolio of properties managed by established operators of rehabilitation, alternate-site care, long-term care and acute-care facilities. The Company diversifies its portfolio by operator, geography, facility type and healthcare industry segment. Management's investment criteria emphasize evaluation of the
(i) creditworthiness of a proposed lessee, borrower, guarantor, developer or, under certain circumstances, sublessee of a healthcare facility, (ii) competitive position of a proposed property, (iii) attractiveness of the industry segment and (iv) strategic fit of a proposed property with the Company's existing portfolio. The Company believes that there is significant demand for REIT financing capital in the healthcare industry. In addition, the Company believes that the substantial healthcare industry experience and industry relationships of its management and directors will help the Company identify, evaluate and complete additional investments.

     The Company's primary objective is to provide current income for distribution to stockholders. The Company commenced paying quarterly dividends of $.425 per share for the quarter ended September 30, 1994, increased its quarterly dividend to $.445 per share for the quarter ended June 30, 1995, increased it to $.455 per share for the quarter ended June 30, 1996, increased it to $.46 per share for the quarter ended September 30, 1996 and increased it to $.465 per share for the quarter ended December 31, 1996.

INVESTMENT POLICY

     The Company's investment objectives are to (i) generate current income for stockholders; (ii) provide the opportunity for additional returns to stockholders through the acquisition and development of additional properties and the acquisition of additional mortgages, which may require the use of additional debt or equity financing; (iii) provide stockholders with the opportunity to realize capital growth resulting from appreciation, if any, in the residual values of any properties acquired; and (iv) preserve and protect stockholders' capital. There can be no assurance that any of these objectives will be realized.

     In evaluating potential investments, the Company considers such factors as
(i) the geographic area, type of property and demographic profile; (ii) the location, construction quality, condition and design of the property; (iii) the current and anticipated cash available for distribution and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors; (iv) the potential for capital appreciation, if any;
(v) the growth, tax and regulatory environment of the communities in which the properties are located; (vi) the occupancy and demand for similar health facilities in the same or nearby communities; (vii) the mix of private and government sponsored patients; (viii) any potential alternative uses of the facilities; (ix) prospects for liquidity through financing or refinancing; (x) industry segment and operator diversification; and (xi) the suitability of the potential investments in light of maintaining REIT status.

     In making future investments, the Company intends to focus on established, creditworthy potential lessees, borrowers and developers which meet the Company's standards for quality and experience of management. In order to determine creditworthiness of potential lessees, borrowers and developers, the Company reviews historical and prospective financial information of lessees, borrowers and developers, together with appropriate financial information of any guarantor. Factors considered in connection with such financial reviews include the net worth, profitability and cash flow, debt position, and the ability to provide additional credit enhancements.

COMPETITION

     The Company competes for investments with, among other investors, healthcare providers, other healthcare-related REITs, real estate partnerships and financial institutions. Certain of these investors have greater capital resources than the Company. All of the Investments operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a healthcare facility from time to time. The Investments compete with other similar facilities in their various locations for the support of the medical community. Additionally, other healthcare facilities in which the Company may invest will likely compete with similar facilities for the support of the medical community and the general public. Some significant competitive factors for the placing of physicians in ancillary hospital facilities and patients in medical facilities include reputation, physical appearance of the facilities, services offered, quality of care, family preferences, physician services, location and price.

GOVERNMENT REGULATION

     The financial condition of the lessees, borrowers, guarantors and sublessees ("Operators") may be affected by changes in the reimbursement, licensing and certification policies of federal, state and local governments for healthcare-related facilities. Certain of the healthcare facilities underlying the Investments may also be affected by changes in accreditation standards or procedures of accrediting agencies that are recognized by governments in the certification process. In addition, expansion (including the addition of new beds or services or acquisition of medical equipment) and occasionally the discontinuation of services of healthcare facilities is generally subjected, in most states, to regulatory approval through state Certificate of Need ("CON") programs.

     Rental arrangements are subject to federal and state laws and regulations governing illegal rebates, kickbacks and referrals where co-investors are physicians or others in a position to refer patients to the facilities. The effect of these laws and regulations is generally to prohibit, through the imposition of criminal and civil penalties (including program exclusion), payment arrangements that are construed to include compensation for patient referrals. Although there can be no assurance that government enforcement agencies' and courts' interpretations of these laws will be consistent with that of the Company, the Company does not believe that it has, nor is it aware that any of the Operators have, any rental arrangements that do not comply in all material respects with these laws. Legislative and regulatory proposals may be enacted or adopted in the future that adversely affect physicians and other healthcare providers that invest in healthcare facilities, regardless of whether there is compensation for referrals, by limiting reimbursement by the Medicare and Medicaid programs of otherwise covered services, requiring disclosures of such interests, or imposing civil monetary and criminal penalties for violations of proscriptions against referrals to such facilities.

     State CON statutes generally provide that, prior to the addition of new beds, the construction of new facilities or the introduction of new services, a state health planning designated agency ("SHPDA") must determine that a need exists for those beds, facilities or services. The CON process is intended to promote comprehensive healthcare planning, assist in providing high quality healthcare at the lowest possible cost and avoid unnecessary duplication by ensuring that only those healthcare facilities that are needed will be built.

     Typically, the provider of services submits an application to the appropriate SHPDA with information concerning the area and population to be served, the anticipated demand for the facility or service to be provided, the amount of capital expenditure, the estimated annual operating costs, the relationship of the proposed facility or service to the overall state health plan and the cost per patient day for the type of care contemplated. Whether the CON is granted is based upon a finding of need by the SHPDA in accordance with criteria set forth in CON statutes and state and regional health facilities plans. If the proposed facility or service is found to be necessary and the applicant to be the appropriate provider, the SHPDA will issue a CON containing a maximum amount of expenditure and a specific time period for the holder of the CON to implement the approved project.

     Licensure and certification are separate, but related, regulatory activities. The former is usually a state or local requirement and the latter is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. To the best of the Company's knowledge, all of the hospitals affiliated with the ancillary hospital facilities have obtained all necessary CONs. To the best of the Company's knowledge, all of the Leased Properties have obtained CONs, where applicable. Loss by a facility of its ability to participate in government sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have adverse effects on its revenues.

     The American Medical Association has promulgated ethical guidelines on physician referrals to facilities in which they have an ownership interest. Generally, physicians are prohibited from making referrals to facilities in which they have an ownership interest unless they provide services at the facility (such as surgeons at surgery centers and physicians with staff privileges at hospitals). A narrow exception to this position is permitted when a facility is clearly needed in a community and alternative financing is not available if certain strict conditions are satisfied. While it is generally believed that this position is not intended to affect physician ownership in large, publicly-traded companies such as the Company, physicians considering an investment in the Company should be aware of the existence of these ethical considerations and consider the potential applicability to the proposed investment, including whether the physician is required to disclose his investment to patients referred to such facilities.

     In addition to current regulations, the Clinton administration and Congress may propose legislation affecting the payment for and availability of health care services. Aspects of certain health care proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect Operators. Alternatively, other aspects of reform proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on certain Operators. It is not possible at this time to predict what, if any, reforms may be adopted by Congress or state legislatures.

     The Company believes that healthcare regulations will continue to change and, therefore, regularly monitors developments in healthcare law. There can be no assurance that the operators of all of the Leased Properties will remain in compliance with applicable law.

MEDICAID, MEDICARE, BLUE CROSS AND OTHER REVENUE SOURCES

     Payments for patient care earned by Operators are received from the federal Medicare program, state Medicaid programs, private insurance carriers, employers and Blue Cross plans, health maintenance organizations, preferred provider arrangements and directly from patients. Medicare payments to acute-care hospitals for inpatient services are made pursuant to the Prospective Payment System ("PPS") under which a hospital is paid a prospectively established rate based on diagnosis. In general, Medicare payments for psychiatric, cancer, long term, children's and rehabilitation hospitals, as well as distinct rehabilitation and psychiatric units in general hospitals, are exempt from PPS and continue to be reimbursed on a reasonable cost basis system.

     Under regulations effective October 1, 1991, the capital related costs of PPS hospitals are to be reimbursed by the Medicare program on a prospective basis, phased in over a 10-year transition period, eventually to be a set federal rate. The effects of the new payment methodology on actual levels of reimbursement cannot yet be predicted. Properties not subject to PPS will continue to be reimbursed by Medicare for capital costs on a percentage of cost basis, subject to certain case limitations. Payments from state Medicaid programs for acute care, rehabilitative and psychiatric care are based on reasonable costs or are at fixed or capitated rates. Medicare and Medicaid payments are generally below a facility's actual charge schedule and in some cases payments are limited, delayed or reduced because of federal and sometimes state budget deficits.

     In recent years, fundamental changes in the Medicare program (including the implementation of a PPS for inpatient services at medical/surgical hospitals) have resulted in reduced levels of payment for a substantial portion of healthcare services. Moreover, healthcare facilities have experienced increasing pressures from private payors attempting to control healthcare costs, that have in many instances reduced reimbursement to levels approaching that of government payors. Considerable uncertainties surround the future determination of payment levels under the Medicare program for inpatient hospital services as well as outpatient services. Certain types of healthcare services, such as ambulatory surgical centers, are undergoing major changes in utilization, services covered and reimbursement methodologies. The Company can not predict what impact these types of changes might have on the Company or the Operators.

     The federal Medicare program adopted a system of reimbursement of physician services, known as resource-based relative value scale ("RBRVS"), which took effect in 1992 and was phased in through 1996. The RBRVS fee schedule and other future changes in Medicare physician reimbursement will result in a decrease from the historical levels of compensation per Medicare patient for certain physicians. In addition, a number of states have received approval from the Department of Health and Human Services to contract with managed care companies, which, in turn, enter into agreements with physicians and hospitals who participate in the Medicaid program. In many instances, physicians and hospitals receive a flat payment per enrollee in the managed care plan. Some hospitals and physicians receiving these capitated payments have experienced reductions in revenues historically received for the treatment of Medicaid patients.

     In August 1993, the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993") was enacted, which included amendments to Medicare and Medicaid laws. The primary focus of these amendments were a reduction in payments to providers furnishing services under Part A of the Medicare program, and to physicians, durable medical equipment suppliers and other providers of services under Part B of the Medicare program. These amendments have resulted in substantial reductions in reimbursements to hospitals.

     Considerable uncertainty surrounds the future determination of payment levels for services currently being reimbursed on a cost basis. Also, substantial areas of the Medicare program are subject to legislative and regulatory change, administrative rulings, interpretations, administration discretion, governmental funding restrictions and requirements for utilization review (such as second opinions for surgery and preadmission criteria). These matters, as well as more general governmental budgetary concerns, may significantly reduce payments under such programs made to the Operators' facilities, and there can be no assurance that future Medicare payment rates will be sufficient to cover cost increases in providing services to Medicare patients.

     Blue Cross payments in different states and areas are based on costs, negotiated rates or retail rates. Payments from health maintenance organizations and preferred provider organizations generally are negotiated, usually at a discount from published charge schedules, which may take the form of a flat payment per enrollee in the plan offered by such organizations.

     Third-party payors, including commercial insurance companies, health maintenance organizations, and preferred provider organizations, increasingly demand enhanced quality and lower or discounted prices from healthcare providers. Moreover, many third-party payors are adopting capitated RBRVS-based reimbursement methodologies, which are also likely to reduce potential physician reimbursements and have already adversely affected the income of many physicians. These demands may lead to reductions in present and future reimbursements for services provided by Operators. Such diminution of income could have an adverse effect on the Company's results of operations.

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including injuries to persons and adjacent property as well as fines). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefor could exceed the value of the property and/or the aggregate assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral.

     Operations at the healthcare facilities underlying the Investments have been and will continue to be subject to numerous federal, state and local environmental laws, ordinances and regulations, including those relating to the generation, segregation, handling, packaging and disposal of medical wastes as well as facility siting, construction, occupational training and safety, disposal of non-medical wastes, underground storage tanks and ash emissions from incinerators. Operations of nuclear medicine departments at some of these facilities also involve the use and handling, and subsequent disposal of, radioactive isotopes and similar materials, activities which are closely regulated by the Nuclear Regulatory Commission and state regulatory agencies. In addition, several of the Investments were built prior to the time prohibitions on the use of asbestos in building construction were enacted and other such facilities may be acquired by the Company in the future.

     The Company had Phase I environmental audits conducted on all of the healthcare facilities underlying the Investments. Phase I environmental audits involve preliminary reviews of title and uses of real property with little or no sampling and should not be relied upon as the final determination of the absence of environmental concerns. The audits indicated that none of the Leased Properties owned by the Company or on which the Company has Mortgage Loans contained indications of environmental contamination. Certain of the Investments have asbestos-containing building materials. Any remedial action taken in the future with respect to other properties owned by the Company containing asbestos are required to be paid by the Lessees under the Leases. In addition, all of the Leases and Mortgage Loan documents contain indemnification provisions relating to environmental liabilities or conditions, although there can be no assurances that the Operators will be able to fulfill their indemnification obligations. Moreover, the scope of such indemnification obligations may be limited and there can be no assurances that such indemnification obligations will apply to all environmental costs or liabilities incurred by the Company. Neither the Leases nor the Mortgage Loans give the Company control over the operations of the Operators or their tenants, nor will the Company monitor the properties with respect to environmental matters.

     No assurance can be given that the provisions of the Leases and Mortgage Loan documents will fully protect the Company or that any prior owner, lessee, sublessee or future lessee of an Investment did not and will not create environmental conditions not known to the Company. However, the Company is not aware of any such condition or liability that would have a material adverse effect on the Company's results of operations and financial position.

INSURANCE

     The Company obtains title insurance with respect to each of the Investments in amounts equal to their respective purchase prices or in the amount of the Company's committed investment, insuring that the Company holds title to each of the Investments free and clear of all liens and encumbrances, except those approved by the Company. The Company believes that the Investments are adequately covered by comprehensive liability, fire, flood (if available) and extended coverage with respect to the Investments with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses which may either be uninsurable or not economically insurable. The Company generally does not require the Operators to carry earthquake insurance with respect to its Investments. This decision was based upon a number of factors, including the structural design of the buildings and the general lack of seismic activity in the areas where the healthcare facilities underlying the Investments are located. Should an uninsured loss occur the Company could lose its investment in, and anticipated profits and cash flow from, an Investment.

EMPLOYEES

     As of March 24, 1997, the Company employed ten people. None of the Company's employees is a member of a labor union and the Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES

HEADQUARTERS

     The Company's headquarters are located in offices at 1000 Urban Center Drive, Suite 630, Birmingham, Alabama, which are leased from an unaffiliated party pursuant to a written lease that expires July 31, 1999. The lease covers 6,204 square feet at a rental of $17.66 per square foot, aggregating $109,562 annually.

INVESTMENTS

     The following table sets forth as of December 31, 1996, certain information regarding the Company's investments:

                                                      TYPE OF     AMOUNT OF                     1996
             OPERATOR AND                 TYPE OF     PROPERTY    INVESTMENT      % OF        REVENUE
           PROPERTY NAME(1)              INVESTMENT     (2)          (3)        PORTFOLIO       (4)
           ----------------              ----------   --------   ------------   ---------   ------------
HEALTHSOUTH
  Altoona Rehabilitation Hospital        Equity        IRF       $ 17,202,200       5.0%    $  1,208,269
  Great Lakes Rehab. Hospital            Equity        IRF         14,523,233       4.2        1,920,286
  One-7000 Building                      Equity        AHF         13,386,327       3.9        1,718,577
  Mechanicsburg Rehabilitation Hospital  Equity        IRF         12,446,057       3.6          873,943
  Richmond Medical Building II           Equity        AHF         10,103,030       3.0        1,302,115
  Birmingham Medical Building II         Equity        AHF          9,706,385       2.8        1,247,763
  South County Medical Center            Equity        ASF          7,400,000       2.2          865,665
  Birmingham Medical Building I          Equity        AHF          4,749,782       1.4          612,368
  American Sports Medicine Institute     Equity        AHF          3,233,794       0.9          409,162
  Coral Gables Rehabilitation Center     Equity        ORF          2,323,581       0.7          298,257
  Larkin Medical Building                Equity        AHF          2,272,675       0.7          291,792
  Richmond Medical Building I            Equity        AHF          2,121,241       0.6          267,410
  Little Rock Rehabilitation Center      Equity        ORF          2,081,408       0.6          267,151
  West County Surgery Center             Equity        ASF          1,926,642       0.6                0
  Virginia Beach Rehabilitation Center   Equity        ORF          1,460,000       0.4          189,414
  North Shore Surgical Center            Equity        ASF            919,420       0.3          113,550
                                                                 ------------     -----     ------------
                                                                 $105,855,775      30.9%    $ 11,585,722
COLUMBIA/HCA
  Sunrise Mountainview Medical Center    Equity        AHF       $ 29,519,775       8.6%    $  2,431,834
  Sarasota Medical Center                Equity        AHF         14,440,677       4.2        1,696,848
  Beaumont Regional Professional Tower   Equity        AHF          8,892,446       2.6          963,535
  Bonita Bay Medical Center              Equity        ASF          8,039,347       2.4          920,328
  Cape Coral Medical Plaza               Equity        ASF          5,608,615       1.6          636,564
  Northlake Surgical Center              Equity        ASF          1,050,845       0.4          124,365
                                                                 ------------     -----     ------------
                                                                 $ 67,551,705      19.8%    $  6,773,474

                                                      TYPE OF     AMOUNT OF                     1996
             OPERATOR AND                 TYPE OF     PROPERTY    INVESTMENT      % OF        REVENUE
           PROPERTY NAME(1)              INVESTMENT     (2)          (3)        PORTFOLIO       (4)
           ----------------              ----------   --------   ------------   ---------   ------------
MEDPARTNERS
  Melbourne Medical Building             Equity         PC       $  9,387,537       2.7%    $     24,416
  Par Place Medical Center               Equity         PC          6,585,580       1.9          424,658
  Brookstone Office Building             Equity         PC          5,951,001       1.7          133,984
  McCollough Clinic                      Equity         PC          6,031,549       1.8          746,928
  Melbourne Clinic                       Equity         PC          2,450,000       0.7        1,198,803
  Greenwood Medical Building             Equity         PC          1,801,495       0.5          237,938
  Columbus OB/GYN Clinic                 Equity         PC          1,509,000       0.4          215,990
  Indialantic Medical Building           Equity         PC          1,232,168       0.4          195,153
  West Palm Beach Medical Building       Equity         PC            581,693       0.2           79,771
                                                                 ------------     -----     ------------
                                                                 $ 35,530,023      10.3%    $  3,257,641
INTEGRATED HEALTH
  Oakwood Nursing & Rehabilitation       Equity        SAC       $ 10,197,045       3.0%    $  1,158,971
  Mountain View Nursing Center           Equity        SNF          9,863,626       2.9        1,109,352
  Gravois Nursing Center                 Equity        SAC          8,590,764       2.5          964,881
                                                                 ------------     -----     ------------
                                                                 $ 28,651,435       8.4%    $  3,233,204
TENET
  Midway Medical Plaza                   Equity        AHF       $ 20,616,569       6.0%    $  2,236,498
  Chapman General Hospital               Mortgage      ACH          7,913,076       2.3          881,134
                                                                 ------------     -----     ------------
                                                                 $ 28,529,645       8.3%    $  3,117,632
KERLAN-JOBE
  Kerlan-Jobe Orthopaedic Clinic         Mortgage      IDF       $  3,998,950       1.2%    $     22,998
                                                                 ------------     -----     ------------
                                                                 $  3,998,950       1.2%    $     22,998
MEDCATH, INC.
  Tucson Heart Hospital                  Mortgage      ACH       $  4,353,526       1.3%    $     88,142
                                                                 ------------     -----     ------------
                                                                 $  4,353,526       1.3%    $     88,142
QUORUM
  Gadsden Medical Building II            Equity        AHF       $  5,862,999       1.7%    $    712,461
  Desert Springs Medical Plaza           Equity        AHF          4,751,687       1.4          578,969
  Hamiter Building                       Equity        AHF          4,422,253       1.3          537,941
  Goodyear Clinic                        Equity        AHF          1,621,732       0.5          203,175
                                                                 ------------     -----     ------------
                                                                 $ 16,658,671       4.9%    $  2,032,546
RAMSAY HEALTH CARE
  Desert Vista Hospital                  Equity        CMHH      $  8,550,000       2.5%    $  1,047,546
  Mission Vista Hospital                 Equity        CMHH         3,950,000       1.2          524,386
                                                                 ------------     -----     ------------
                                                                 $  12,500,00       3.7%    $  1,571,932
HORIZON/CMS
  Southeast Texas Rehab. Hospital        Equity        IRF       $ 10,551,197       3.1%    $    797,144
                                                                 ------------     -----     ------------
                                                                 $ 10,551,197       3.1%    $    797,144
COGBURN
  Ideal Nursing Center                   Mortgage      SNF       $  4,887,005       1.4%    $    542,591
  Cogburn Health Center                  Mortgage      SNF          3,958,508       1.2          454,236
                                                                 ------------     -----     ------------
                                                                 $  8,845,513       2.6%    $    996,827

                                                      TYPE OF     AMOUNT OF                     1996
             OPERATOR AND                 TYPE OF     PROPERTY    INVESTMENT      % OF        REVENUE
           PROPERTY NAME(1)              INVESTMENT     (2)          (3)        PORTFOLIO       (4)
           ----------------              ----------   --------   ------------   ---------   ------------
NEW VISTA HEALTH SERVICES, INC.
  Diana Lynn Lodge                       Mortgage      SNF       $  4,850,000       1.4%    $          0
  West Los Angeles Pavilion              Mortgage      SNF          1,000,000       0.3                0
  Oak Park Manor                         Mortgage      ALF          2,196,835       0.6           53,032
                                                                 ------------     -----     ------------
                                                                 $  8,046,835       2.3%    $     53,032
VANGUARD CARE
  Silver Haven Care Nursing Center       Mortgage      SNF       $  2,533,112       0.7%    $    332,773
  Valley View Nursing Center             Mortgage      SNF            968,543       0.3          127,069
  Richardson Manor Nursing Center        Mortgage      SNF            281,580       0.1           37,374
                                                                 ------------     -----     ------------

                                                                 $  3,783,235       1.1%    $    497,216
NEW MEDICAL PROPERTY INVESTORS
  Southwest General Hospital             Equity        AHF       $  2,368,092       0.7%    $    306,624
                                                                 ------------     -----     ------------
                                                                 $  2,368,092       0.7%    $    306,624
TRI-COUNTY CONVALESCENT HOME, INC.
  Adamsville                             Mortgage      SNF       $  2,237,138       0.7%    $      8,531
                                                                 ------------     -----     ------------
                                                                 $  2,237,138       0.7%    $      8,531
SSM HEALTH SYSTEMS, INC.
  Clayton Big Bend Medical Center        Equity         PC       $  2,280,562       0.7%    $    347,534
                                                                 ------------     -----     ------------
                                                                 $  2,280,562       0.7%    $    347,534
IVY HALL ASSOCIATES
  Ivy Hall/Atlanta                       Mortgage      ALF       $    147,347       0.0%    $        737
                                                                 ------------     -----     ------------
                                                                 $    147,347       0.0%    $        737
                                                                 ------------     -----     ------------
Total                                                            $341,889,649     100.0%    $ 34,690,936
                                                                 ============     =====     ============

---------------

(1) Operators are Lessees, Borrowers, Guarantors or primary sublessees of the healthcare facilities.
(2) AHF means ancillary hospital facility, ACH means acute-care hospital, ALF means assisted living facility, ASF means ambulatory surgery facility, CMHH means comprehensive mental health hospital, IDF means integrated delivery facility, IRF means inpatient rehabilitation facility, ORF means outpatient rehabilitation facility, PC means physician clinic, SAC means subacute care facility, and SNF means skilled nursing facility.
(3) Based on actual investment at December 31, 1996.
(4) Reflects actual income earned for the year ended December 31, 1996.

     Ancillary hospital facilities, which are contiguous or adjacent to a hospital, contain physician offices and provide a variety of medical services such as diagnostic, outpatient surgery and rehabilitation services, selected hospital support services and educational and research activities. Acute care hospitals provide a full range of inpatient, acute healthcare services. Assisted living facilities generally provide extended care and a variety of healthcare services to the elderly in a more residential setting. Ambulatory surgery facilities provide various surgical procedures, typically on an outpatient basis. Comprehensive mental health hospitals provide a full range of treatment for psychiatric and chemical dependency disorders. Integrated delivery facilities provide a variety of medical services such as primary care, laboratory and diagnostic services, outpatient surgery and emergency care. Inpatient rehabilitation facilities provide a full range of inpatient rehabilitation services to patients experiencing significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems and neuromuscular disease. Outpatient rehabilitation facilities offer a comprehensive range of rehabilitative healthcare services, including physical and occupational therapy, and focus predominantly on orthopedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries and various neurological/neuromuscular conditions. Physician clinics provide a variety of outpatient diagnostic and therapeutic healthcare services. Sub-acute care facilities provide monitoring, specialized care and comprehensive rehabilitative therapy required by subacute and medically complex patients. Skilled nursing facilities provide extended care and a variety of acute care healthcare services to the elderly.

SELECTED OPERATORS

     Nine of the 17 Operators of the properties underlying the Company's Investments at December 31, 1996, are subject to the reporting requirements of the Securities and Exchange Commission (the "Commission") and file with the Commission annual reports containing audited financial information and quarterly reports for the first three quarters of each fiscal year containing unaudited financial information. Certain summary information is set forth below with respect to five public Operators whose facilities comprise approximately 51.5% of the Company's Investments at December 31, 1996. With respect to such companies, the information provided is derived for the limited purposes of this report from filings made with the Commission.

     While the Company has not established any definitive credit criteria, the Company evaluates the creditworthiness of the Operators based upon a review of publicly available financial and other information, as well as a due diligence review of the individual financial statements and other non-financial information provided by the Operators, to the extent available, and other data customarily reviewed when a company makes an acquisition or significant investment. While the Company believes the information is provided in good faith and has no reason to believe that any such information is inaccurate in any material respect, the Company, in most instances, has not and cannot make an independent investigation of such information.

     HEALTHSOUTH. HEALTHSOUTH, headquartered in Birmingham, Alabama, is the nation's largest provider of outpatient and rehabilitative healthcare services. HEALTHSOUTH provides these services through its national network of outpatient and inpatient rehabilitation facilities, outpatient surgery centers, medical centers and other healthcare facilities. As of December 31, 1996, HEALTHSOUTH had over 1,000 patient care locations in 50 states. HEALTHSOUTH's 1996 revenues were approximately $2.4 billion.

     On February 18, 1997, HEALTHSOUTH entered into a plan and agreement of merger with Horizon/ CMS Healthcare Corporation. As a result of the merger, HEALTHSOUTH will acquire 33 inpatient rehabilitation hospitals, 58 specialty hospitals and subacute units, 282 outpatient rehabilitation facilities, 267 long-term care facilities that Horizon/CMS owns, leases or manages, a contract therapy business holding 1,400 contracts, an institutional pharmacy business serving 38,500 beds, and other healthcare services.

     The following is a summary of certain financial information for
HEALTHSOUTH:

             HEALTHSOUTH SUMMARY CONSOLIDATED FINANCIAL INFORMATION

                                                     DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                         1994           1995           1996
                                                     ------------   ------------   -------------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA
  Cash and marketable securities...................   $  129,971     $  156,321      $  124,852
  Working capital..................................      282,667        406,125         469,609
  Total assets.....................................    2,230,093      2,931,495       3,182,772
  Long-term debt...................................    1,139,087      1,391,664       1,463,927
  Stockholders' equity.............................      757,583      1,185,898       1,397,231

                                                                                   NINE MONTHS
                                                       YEAR ENDED DECEMBER 31,        ENDED
                                                      -------------------------   SEPTEMBER 30,
                                                         1994          1995           1996
                                                      -----------   -----------   -------------
                                                                   (IN THOUSANDS)
INCOME STATEMENT DATA:
  Revenues..........................................  $1,649,199    $2,003,146      $1,793,766
  Expenses..........................................   1,464,526     1,791,257       1,499,773
  Net Income........................................      88,083        92,521         158,450

     COLUMBIA/HCA. Columbia/HCA, headquartered in Louisville, Kentucky, provides a full range of inpatient and outpatient services and is one of the leading hospital owners and management companies in the United States. Major services provided by Columbia/HCA and its affiliated entities include acute inpatient care, inpatient psychiatric care, outpatient diagnostic services, outpatient surgery programs, outpatient psychiatric services, rehabilitation services, skilled nursing care and home healthcare/infusion services. At February 28, 1997, Columbia/HCA operated 347 hospitals, 147 surgery centers and more than 550 home health agencies and extensive ancillary service providers in 37 states, England and Switzerland. Columbia/HCA is building comprehensive networks of healthcare services, including home health, rehabilitation and skilled nursing units in local markets around the country.

     MEDPARTNERS. MedPartners, with annualized revenues of approximately $5.1 billion, is the largest physician practice management company in the United States. MedPartners develops, consolidates and manages integrated healthcare delivery systems. Through its network of affiliated group and independent practice association ("IPA") physicians, MedPartners provides primary and specialty health care services to prepaid managed care enrollees and fee-for-service patients. MedPartners also operates one of the largest independent prescription benefit management programs in the United States and provides disease management services and therapies for patients with certain chronic conditions. As of December 31, 1996, MedPartners operated in 25 states through affiliations with approximately 8,875 physicians, including approximately 2,603 in group practices, 5,314 through IPA relationships and 958 who were hospital-based, providing healthcare to approximately 1.6 million prepaid enrollees.

     INTEGRATED HEALTH. Integrated Health, formed in 1986, and headquartered in Owings Mills, Maryland, is one of the nation's leading providers of subacute healthcare services. Integrated Health's strategy is to use geriatric care facilities as platforms to provide a wide variety of medical and rehabilitative services more typically delivered in the acute-care hospital setting. Integrated Health's focus on providing subacute care is designed to address the fact that cost containment measures implemented by private insurers and limitations on government reimbursement of hospital costs have resulted in the discharge from hospitals of many patients who continue to require subacute care. These patients often cannot be effectively cared for in the home because of the complex monitoring and specialized medical treatment required. Because geriatric care facilities have lower capital and operating costs than acute-care hospitals, Integrated Health is able to offer these complex medical services at a significantly lower cost than acute-care hospitals. As of December 31, 1996, Integrated Health operated over 1,000 post-acute service locations in 40 states throughout the United

States. On October 21, 1996, Integrated Health announced that it had entered into a definitive merger agreement pursuant to which it will acquire Coram Healthcare Corp, which is the largest provider of home infusion services with annualized 1996 revenues of $532 million and 112 locations in 43 states.

     TENET. Tenet Healthcare Corporation, headquartered in Santa Barbara, California, owns and operates 127 hospitals and numerous ancillary healthcare operations serving communities in 22 states. On January 30, 1997, Tenet acquired OrNda HealthCorp in a transaction accounted for as a pooling of interests. A substantial number of OrNda's 50 general hospitals complement the 77 general hospitals owned or leased by Tenet prior to the merger, particularly in south Florida and southern California. As of January 30, 1997, the combined company had approximately 97,000 employees and pro forma revenues of $8.8 billion for the 12 months ended November 30, 1996.

LEASES

     Each Lease relates to a healthcare facility, comprised generally of the land, buildings, other improvements and certain fixtures, for a use, in most cases, restricted to the intended healthcare related use and for such other uses as may be necessary in connection with or incidental to such use (the "Primary Intended Use"). Generally, personal property is not being purchased or leased, although the Company has been granted an option to purchase any personal property necessary or appropriate for the operation of the Leased Properties for an amount equal to the then-current book value (original cost less accumulated depreciation on the books of the Lessee). The Leases have initial terms ranging from 10 to 15 years with the majority having one or more renewal terms providing in total at least 10 additional years exercisable by the Lessee. The Leases are subject to earlier termination upon the occurrence of certain contingencies. Base rent varies by Lease, taking into consideration many factors, including the credit of the Lessee, purchase price of the property, operating performance of the facility, location, type and physical condition of the facility. The Leases generally provide for additional rent commencing after the first year based on either a set percentage increase on a rate based on the consumer price index, with annual increases generally limited to a maximum of 5%.

     Each Lease is a triple net lease and the Lessee is responsible thereunder, in addition to base rent and any additional rent, for all additional charges, including any fines, penalties, interest and costs which may be levied for nonpayment or late payment thereof, all taxes, assessments, levies, fees, water and sewer rents and charges, all governmental charges with respect to the applicable Leased Property, all utility and other charges, including insurance premiums, incurred in connection with the operation of the Leased Property, and ground rent in the case of the Larkin Medical Building, Virginia Beach, North Lake, North Shore, Great Lakes, Altoona, Mechanicsburg, Southwest General Medical Building, Cape Coral Medical Plaza, Bonita Bay Medical Centre and Sarasota Medical Centre facilities.

     Each Lessee is required, at its expense, to maintain its leased property in good order and repair. The Company is not required to repair, rebuild or maintain the Leased Properties. Under certain Leases, the Company must purchase from the Lessees certain structural capital improvements and replacements made by such Lessees or otherwise compensate the Lessees.

     Generally, the Leases also contain provisions which generally permit the Lessees, under certain circumstances, to terminate the Leases and to repurchase the applicable Leased Property for a price equal to the Minimum Repurchase Price (as defined in the Leases) or to substitute another property or properties for the applicable Leased Property. These circumstances include (i) the occurrence of certain damage to or destruction of the Leased Properties, (ii) condemnation and (iii) mutual agreement of the parties. The Integrated Health Leases contain an option, commencing at the end of the fifth year, to repurchase the Leased Property for a purchase price equal to the Minimum Repurchase Price (as defined in the Leases). Each of the Lessees has a right of first refusal to purchase the Leased Property during the terms of the Leases and for a short period of time following the expiration of the terms of the Leases on the same terms and conditions as the Company may propose to sell such Leased Property.

DEVELOPMENT ARRANGEMENTS

     The Company has entered into certain development funding arrangements to provide the funding to enable healthcare operators to build facilities on property owned or leased by the Company. The Company views development funding as an effective way to acquire prime investments and to meet the significant demand on the part of qualified operators for funds for development of healthcare facilities. Providing such capital will, management believes, enhance the Company's position as a provider of funds for the healthcare industry.

     The Company contracts with a qualified third party developer to construct a facility. Prior to making any funding advance for a development, the Company will enter into a contract to acquire or ground lease the real estate, will enter into a triple net lease with the third party developer and will have approval authority with regard to plans, specifications, budgets and time schedules for the completion of the development of the property. Under the terms of the development funding agreements, the Company will receive funding fees (the economic equivalent of construction period interest) on all funds advanced. Timely completion of the development in compliance with the plans, specifications, budgets and time schedules will be the contractual responsibility of the third party developer. All construction and service contracts relating to the development will be assigned to the Company. During the term of the development of a facility, funds will be advanced pursuant to requests made by the third party developer in accordance with the terms and conditions of the applicable funding agreement based on costs incurred prior to the date of such requests. As construction progresses, the Company will receive monthly reports evidencing the third party developer's compliance with the plans, specifications, budgets and time schedules, certified by appropriate architects and engineers. Change orders, if any, to the plans, specifications, budgets and time schedules will be permitted only with the approval of the Company.

     Failure by the third party developer to comply with the terms of the funding agreements, including inability to meet budgets and time schedules, will constitute a default on the part of the third party developer. Depending on the nature of the default, the Company will have remedies available to it, including the authority to remove the third party developer and undertake completion of the development at the expense of the third party developer or the right to require completion of the development property or repayment of the funds invested by the Company pursuant to guarantees of the parent company of the developer. The Company believes that it has the requisite development and construction management oversight experience to complete, if necessary, a development. Upon completion of the development, the applicable Operator will have the obligation to undertake its responsibilities under the applicable Lease.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any legal action pending or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "CCT". The following table sets forth, for the fiscal periods indicated, since the Common Stock began trading, the high and low closing sales prices of the Common Stock on the NYSE, and the dividend distributions per share declared by the Company with respect to each applicable quarter:

                                                                            DISTRIBUTION
                                                              HIGH   LOW     PER SHARE
                                                              ----   ----   ------------
1995:
First Quarter...............................................  17 1/8 15 5/8     .425
Second Quarter..............................................    18   15 3/8     .445
Third Quarter...............................................  19 1/4 17 3/8     .445
Fourth Quarter..............................................  19 1/4 18 1/8     .445
1996:
First Quarter...............................................  21 1/2 18 7/8     .445
Second Quarter..............................................  21 1/2 19 1/2     .455
Third Quarter...............................................  21 1/4 19 3/4      .46
Fourth Quarter..............................................  21 7/8 20 3/4     .465
1997:
First Quarter (through March 24)............................  24 1/8 22 3/8

     On March 24, 1997, the closing price of the Common Stock on the NYSE was $22 1/2 per share. As of March 14, 1997, 14,288,529 shares of Common Stock were issued and outstanding and held by approximately 500 record holders.

     The Company intends to continue its policy of paying quarterly cash dividends. Future dividends will be dependent, however, upon the Company's earnings, financial requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data", set forth on Page 5 of the Company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's information relating to the management's discussion and analysis of financial condition and results of operations, set forth on pages 10 through 16 of the Company's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the related notes thereto, together with the report of KPMG Peat Marwick LLP thereon, set forth on Pages 17 through 27 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Directors

     The information with respect to directors, set forth under the caption "Election of Directors" on pages 2 through 4 of the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1997, is incorporated herein by reference.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Richard M. Scrushy........................  44    Chairman of the Board
John W. McRoberts.........................  44    President and Chief Executive Officer
William C. Harlan.........................  46    Senior Vice President and Head of
                                                  Acquisitions
Andrew L. Kizer...........................  40    Vice President, Chief Financial Officer,
                                                  Secretary and Treasurer

     Mr. Scrushy is Chairman and Chief Executive Officer of HEALTHSOUTH Corporation and is a co-founder of the Company. Prior to founding HEALTHSOUTH in 1983, Mr. Scrushy served as a Vice President of Lifemark Corporation, a NYSE-listed company. He also serves on the Board of Directors of Integrated Health Services, Inc., and MedPartners, Inc.

     Mr. McRoberts was a senior officer of AmSouth Bank of Alabama (formerly AmSouth Bank N.A.), headquartered in Birmingham, Alabama, prior to becoming a co-founder, President and Chief Executive Officer of the Company. He was employed by AmSouth Bank from 1977 to 1993 and most recently was head of Corporate Banking for the Birmingham area. Mr. McRoberts' responsibilities at AmSouth also included oversight of the bank's entire healthcare lending portfolio and the Birmingham based real estate lending portfolio.

     Mr. Harlan was a senior vice president of SouthTrust Bank, N.A., headquartered in Birmingham, Alabama, prior to becoming employed by the Company. He was employed by SouthTrust Bank, N.A. from 1976 to 1993 and was most recently head of the bank's healthcare lending area. Mr. Harlan serves on the advisory board of Carraway Medical Center, Inc.

     Mr. Kizer, a certified public accountant, was a senior manager with KPMG Peat Marwick in its Birmingham office prior to becoming employed by the Company. Mr. Kizer was employed at KPMG Peat Marwick from 1985 to 1993. Prior to that time he was employed by Arthur Andersen in its Birmingham office.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation," set forth on pages 7 through 12 in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1997, is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation, also included in the Proxy Statement, are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management," set forth on pages 6 through 7 in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1997, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions," set forth on page 13 in the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 1, 1997, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits.

          1. Consolidated Financial Statements: The following consolidated financial statements of Capstone Capital Corporation are incorporated herein by reference in Item 8 from the Company's 1996 Annual Report to
     Shareholders:

             Independent Auditors' Report

             Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995.

             Consolidated Statements of Income for the Years Ended December 31, 1996 and December 31, 1995, and for the period from inception to December 31, 1994.

             Consolidated Statements of Cash Flow for the Fiscal Years Ended December 31, 1996 and December 31, 1995, and for the period from inception to December 31, 1994.

             Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 1996 and December 31, 1995, and for the period from inception to December 31, 1994.

             Notes to Consolidated Financial Statements.

          2. Consolidated Financial Statement Schedules:

             Independent Auditors' Report on Consolidated Financial Statement Schedules

             Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1996

             Schedule IV -- Mortgage Loans on Real Estate as of December 31,
        1996

             All other schedules are omitted because they are not applicable or not required or because the information is included in the Company's consolidated financial statements or notes thereto.

        3. Exhibits

             The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report or are incorporated herein by reference.

             The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of the Company's long-term debt.

             CAPSTONE CAPITAL CORPORATION WILL FURNISH TO EACH STOCKHOLDER, UPON WRITTEN REQUEST, COPIES OF THE EXHIBITS REFERRED TO ABOVE AT A COST OF TEN CENTS PER PAGE. REQUESTS SHOULD BE ADDRESSED TO: ANDREW L. KIZER, SECRETARY, CAPSTONE CAPITAL CORPORATION, 1000 URBAN CENTER DRIVE, SUITE 630, BIRMINGHAM, ALABAMA 35242.

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1996.

  (c) Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3) and separate Exhibit Index attached hereto.

  (d) Financial Statement Schedules

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama, on March 31, 1997.

                                          CAPSTONE CAPITAL CORPORATION

                                          By:      /s/ JOHN W. MCROBERTS
                                            ------------------------------------
                                                     John W. McRoberts,
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                          TITLE                     DATE
---------                                                          -----                     ----
               /s/ JOHN W. MCROBERTS                 President and Chief Executive      March 31, 1997
---------------------------------------------------  Officer (Principal Executive
                 John W. McRoberts                   Officer)

                /s/ ANDREW L. KIZER                  Vice President, Chief Financial    March 31, 1997
---------------------------------------------------  Officer, Secretary and Treasurer
                  Andrew L. Kizer                    (Principal Financial Officer)

              /s/ RICHARD M. SCRUSHY                 Chairman of the Board              March 31, 1997
---------------------------------------------------
                Richard M. Scrushy

               /s/ MICHAEL D. MARTIN                 Director                           March 31, 1997
---------------------------------------------------
                 Michael D. Martin

                /s/ GEORGE E. BOGLE                  Director                           March 31, 1997
---------------------------------------------------
                  George E. Bogle

               /s/ ROBERT N. ELKINS                  Director                           March 31, 1997
---------------------------------------------------
                 Robert N. Elkins

                /s/ ERIC R. HANSON                   Director                           March 31, 1997
---------------------------------------------------
                  Eric R. Hanson

                /s/ W. BARRY MORTON                  Director                           March 31, 1997
---------------------------------------------------
                  W. Barry Morton

            /s/ LARRY D. STRIPLIN, JR.               Director                           March 31, 1997
---------------------------------------------------
              Larry D. Striplin, Jr.

                /s/ LARRY R. HOUSE                   Director                           March 31, 199
---------------------------------------------------

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 3.1      --   Articles of Incorporation of the Company incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 3.1 to the Company's Form S-11 Registration
               Statement No. 33-77788, dated April 15, 1994, together with
               Amendment to Articles of Incorporation incorporated by
               reference to Exhibit 3.3 to the Company's Form S-11
               Registration Statement No. 33-77788, and Amendment to
               Articles of Incorporation incorporated by reference to
               Exhibit 3.4 to Amendment No. 2 to the Company's Form S-11
               Registration Statement No. 33-77788.
 3.2      --   Amended and Restated By-Laws of the Company incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 3.2 to Amendment No. 1 to the Company's Form S-11
               Registration Statement No. 33-89756, dated March 6, 1995.
 4.1      --   Specimen of Common Stock Certificate incorporated by
               reference (pursuant to the provisions of Rule 12b32) to
               Exhibit 4 to the Company's Form S-11 Registration Statement
               No. 33-77788, dated April 15, 1994.
 4.2      --   Form of Indenture for the 10 1/2% Convertible Subordinated
               Debentures due 2002 between the Company and AmSouth Bank of
               Alabama (including the form of Debenture included therein), incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4 to the Company's Form S-11
               Registration Statement No. 33-89756, dated March 6, 1995.
 4.3      --   Form of Indenture for the Senior Debt Securities,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4.3 to Amendment No. 2 to the
               Company's Form S-3 Registration Statement No. 33-97926,
               dated November 22, 1995.
 4.4      --   Indenture for the Subordinated Debt Securities dated March
               14, 1997, between the Company and AmSouth Bank of Alabama.
 4.5      --   First Supplemental Indenture for the 6.55% Convertible
               Subordinated Debentures due 2002, dated March 14, 1997,
               between the Company and AmSouth Bank of Alabama.
10.1      --   Agreement of Sale and Purchase with respect to American
               Sports Medicine Institute, Birmingham Medical Building I and
               Birmingham Medical Building II, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.1 to the Company's Form S-11 Registration Statement No.
               33-77788, dated April 15, 1994.
10.2      --   Agreement of Sale and Purchase with respect to One-7000
               Building, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
10.3      --   Agreement of Sale and Purchase with respect to Coral Gables
               MRI, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.4      --   Agreement of Sale and Purchase with respect to Little Rock, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.4 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.5      --   Agreement of Sale and Purchase with respect to Larkin
               Medical Building, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
10.6      --   Agreement of Sale and Purchase with respect to Richmond
               Medical Building I and Richmond Medical Building II,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.7      --   Agreement of Sale and Purchase with respect to Virginia
               Beach, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.8      --   Agreement of Sale and Purchase with respect to Midway
               Medical Plaza, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.8 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
10.9      --   Agreement of Sale and Purchase with respect to Mountain
               View, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.10     --   Agreement of Sale and Purchase with respect to Gravois,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.10 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.11     --   Agreement of Sale and Purchase with respect to Goodyear,
               Hamiter Building and Medical Building II, incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.11 to the Company's Form S-11 Registration
               Statement No. 33-77788, dated April 15, 1994.
10.12     --   Agreement of Sale and Purchase with respect to Desert
               Springs, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.12 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
10.13     --   Agreement of Sale and Purchase with respect to South Lake
               Medical Center, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.13 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
10.14     --   Agreement of Sale and Purchase with respect to Northlake,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.14 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.15     --   Agreement of Sale and Purchase with respect to North Shore, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.15 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.16     --   1994 Stock Incentive Plan of Crescent Capital Trust, Inc.,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.16 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
10.17     --   Lease Agreement between the Company and Birmingham Realty
               Company, dated May 25, 1993, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's Form S-11 Registration Statement No.
               33-77788, dated April 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.18     --   Agreement and Certificate of Limited Partnership of Capstone
               Capital of San Antonio, Ltd., an Alabama limited
               partnership, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.1 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
10.19     --   Agreement of Sale and Purchase By and Between MDM
               Associates-San Antonio, Ltd. and Capstone Capital of San
               Antonio, Ltd. d/b/a Cahaba of San Antonio, Ltd., dated
               October 21, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
10.20     --   Lease Agreement -- Capstone Capital of San Antonio, Ltd.
               d/b/a Cahaba of San Antonio, Ltd., Lessor, and New Medical
               Property Investors Company d/b/a NMP Investors Company,
               Lessee, dated October 21, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form 8-K Current Report filed with the
               Commission on November 2, 1994.
10.21     --   Agreement of Sale and Purchase By and Between MDM
               Associates-Philadelphia, Ltd. and Capstone Capital of
               Pennsylvania, Inc., dated October 20, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.4 to the Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
10.22     --   Lease Agreement -- Capstone Capital of Pennsylvania, Inc.,
               Lessor, and New Medical Property Investors Company, Lessee,
               dated October 21, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the
               Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
10.23     --   Agreement and Certificate of Limited Partnership of Capstone
               of Cape Coral, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.24     --   Agreement to Assign Ground Lease By and Between Cape Coral
               Medical Plaza, L.C., and Capstone of Cape Coral, Ltd., dated
               October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b32) to Exhibit 10.7 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
10.25     --   Development Agreement between Capstone of Cape Coral, Ltd.
               and Cape Coral Medical Plaza, L.C., dated October 18, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.8 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.26     --   Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Cape Coral, Ltd. to enter into a Lease Agreement with Cape Coral Medical Plaza,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b32) to Exhibit 10.9 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.27     --   Lease Agreement -- Capstone of Cape Coral, Ltd., Lessor, and
               Cape Coral Medical Plaza, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.10 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.28     --   Agreement and Certificate of Limited Partnership of Capstone
               of Bonita Bay, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.11 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.29     --   Agreement to Assign Ground Lease By and Between Bonita Bay
               Medical Centre, L.C., and Capstone of Bonita Bay, Ltd.,
               dated October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.12 to the
               Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
10.30     --   Development Agreement between Capstone of Bonita Bay, Ltd.
               and Bonita Bay Medical Centre, L.C., dated October 18, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.13 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.31     --   Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Bonita Bay, Ltd. to enter into a Lease Agreement with Bonita Bay Medical Centre,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.14 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.32     --   Lease Agreement -- Capstone of Bonita Bay, Ltd., Lessor, and
               Bonita Bay Medical Centre, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.15 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.33     --   Agreement and Certificate of Limited Partnership of Capstone
               of Sarasota, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.16 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.34     --   Agreement to Assign Ground Lease By and Between Sarasota
               Medical Centre, L.C., and Capstone of Sarasota, Ltd., dated
               October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
10.35     --   Development Agreement between Capstone of Sarasota, Ltd. and
               Sarasota Medical Centre, L.C., dated October 18, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.18 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.36     --   Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Sarasota, Ltd. to
               enter into a Lease Agreement with Sarasota Medical Centre,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.19 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
10.37     --   Lease Agreement -- Capstone of Sarasota, Ltd., Lessor, and
               Sarasota Medical Centre, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.20 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.38     --   Lease Agreement -- Crescent Capital of Alabama, Inc. and
               HEALTHSOUTH Medical Center, Inc., dated June 8, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.1 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
10.39     --   Lease Agreement -- Midway Acquisition Company, Inc. and
               Midway Hospital Medical Center, Inc. dated April 19, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.2 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
10.40     --   The Urban Center at Liberty Park Office Building One
               Thousand Office Lease Agreement between Torchmark
               Development Corporation and Crescent Capital of Alabama,
               Inc., dated June 28, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form S-11 Registration Statement No.
               33-89756, dated February 24, 1995.
10.41     --   Adoption Agreement for AmSouth Bank of Alabama Standardized
               401(k) Profit Sharing Plan and Trust, dated February 10,
               1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.4 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
10.42     --   Confirmation of Rate Cap Transaction between the Company and
               NationsBank of North Carolina, N.A., dated December 7, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.5 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
10.43     --   Lease Agreement between Crescent Capital of Alabama, Inc.
               and HEALTHSOUTH Medical Center, Inc., dated June 8, 1994
               (Birmingham), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.1 to the Company's
               Form 10-Q, dated August 15, 1994.
10.44     --   Lease Agreement between Crescent Capital of Alabama, Inc.
               and HEALTHSOUTH Rehabilitation Corporation, dated June 8,
               1994 (Larkin), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form 10-Q, dated August 15, 1994.
10.45     --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Coral Gables), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's
               Form 10-Q, dated August 15, 1994.
10.46     --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Little Rock), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.4 to the Company's
               Form 10-Q, dated August 15, 1994.
10.47     --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Larkin annex), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the Company's
               Form 10-Q, dated August 15, 1994.
10.48     --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH of Virginia, Inc., dated June 8, 1994
               (Richmond), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.6 to the Company's
               Form 10-Q, dated August 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.49     --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Virginia Beach), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's
               Form 10-Q, dated August 15, 1994.
10.50     --   Lease Agreement between Midway Acquisition Company, Inc. and
               Midway Hospital Medical Center, Inc., dated April 19, 1994
               (Midway), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.8 to the Company's
               Form 10-Q, dated August 15, 1994.
10.51     --   Lease Agreement between Crescent Capital of Pennsylvania,
               Inc. and Mountain View Nursing Center, Inc., dated June 15,
               1994 (Mountain View), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the
               Company's Form 10-Q, dated August 15, 1994.
10.52     --   Lease Agreement between Capstone Capital Trust, Inc. and
               Gravois Health Care, Inc., dated June 15, 1994 (Gravois),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.10 to the Company's Form 10-Q,
               dated August 15, 1994.
10.53     --   Lease Agreement between Crescent Capital of Alabama, Inc.
               and QHG of Gadsden, Inc., dated June 9, 1994 (Gadsden),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.11 to the Company's Form 10-Q,
               dated August 15, 1994.
10.54     --   Lease Agreement between Capstone Capital Trust, Inc. and
               NC-DSH, Inc., dated June 9, 1994 (Desert Springs),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.12 to the Company's Form 10-Q,
               dated August 15, 1994.
10.55     --   Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation, dated June 16, 1994 (South
               County), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.13 to the Company's
               Form 10-Q, dated August 15, 1994.
10.56     --   Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation, dated June 16 1994 (Northlake), incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.14 to the Company's Form 10-Q,
               dated August 15, 1994.
10.57     --   Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation d/b/a Evanston Properties, Inc.,
               dated June 16, 1994 (North Shore), incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.15 to the Company's Form 10-Q, dated August 15, 1994.
10.58     --   Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Alabama, Inc. and HEALTHSOUTH
               Rehabilitation Corporation, dated June 8, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.16 to the Company's Form 10-Q, dated August 15,
               1994.
10.59     --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and HEALTHSOUTH Rehabilitation
               Corporation, dated June 8, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's Form 10-Q, dated August 15, 1994.
10.60     --   Guaranty of Obligations pursuant to Lease Agreement between
               OrNda Healthcorp and Midway Acquisition Company, Inc., dated
               April 19, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.18 to the Company's
               Form 10-Q, dated August 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.61     --   Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Pennsylvania, Inc. and Integrated Health
               Services, Inc., dated June 15, 1995, incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.19 to the Company's Form 10-Q, dated August 15,
               1994.
10.62     --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and Integrated Health Services,
               Inc., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.20 to the Company's Form 10-Q,
               dated August 15, 1994.
10.63     --   Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Alabama, Inc. and Quorum Health Group,
               Inc., dated June 9, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.21 to the Company's Form 10-Q, dated August 15, 1994.
10.64     --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and Quorum Health Group, Inc.,
               dated June 9, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.22 to the
               Company's Form 10-Q, dated August 15, 1994.
10.65     --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital of Alabama, Inc. and MedPartners, Inc.,
               dated July 28, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.23 to the
               Company's Form 10-Q, dated August 15, 1994.
10.66     --   Revolving Credit and Reimbursement Agreement by and among
               Capstone Capital Corporation, NationsBank of Georgia,
               National Association, as Lender, and NationsBank of Georgia,
               National Association, as Agent, dated June 22, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
10.67     --   Amendment Agreement No. 1 to Revolving Credit and
               Reimbursement Agreement and Certain Other Loan Documents by
               and among Capstone Capital Corporation, NationsBank of
               Georgia, National Association, as Lender, and NationsBank of
               Georgia, National Association, as Agent, dated October 26,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
10.68     --   Amendment Agreement No. 2 to Revolving Credit and
               Reimbursement Agreement and Certain Other Loan Documents by
               and among Capstone Capital Corporation, NationsBank of
               Georgia, National Association, as Lender, and NationsBank of
               Georgia, National Association, as Agent, dated March 17,
               1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.8 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
10.69     --   Agreement of Sale and Purchase by and Between HEALTHSOUTH
               Corporation, HEALTHSOUTH of Great Lakes, Inc. (Seller) and
               Capstone Capital of Pennsylvania, Inc. (Purchaser), dated
               March 17, 1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10(qqq) to the Form
               10-K Annual Report of the Company dated March 29, 1995.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
10.70     --   Lease Agreement between Capstone Capital of Pennsylvania,
               Inc. and HEALTHSOUTH Corporation, dated March 24, 1995
               (Great Lakes), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10(rrr) to the Form
               10-K Annual Report of the Company dated March 29, 1995.
10.71     --   First Amendment to 1994 Stock Incentive Plan of Capstone
               Capital Corporation.
10.72     --   Employment and Noncompetition Agreement by and between
               Capstone Capital Corporation and John W. McRoberts dated
               effective November 1, 1996.
10.73     --   Amended and Restated Revolving Credit and Reimbursement
               Agreement by and among Capstone Capital Corporation;
               NationsBank, National Association (South), AmSouth Bank of
               Alabama, Credit Lyonnais New York Branch, National City
               Bank, Kentucky, Creditanstalt Corporate Finance, Inc., The
               Bank of Nova Scotia, First Commercial Bank, The Sumitomo
               Bank, Limited, as Lenders; and NationsBank, National
               Association (South), as Agent, dated June 24, 1996.
10.74     --   Amendment No. 1 to Amended and Restated Revolving Credit and
               Reimbursement Agreement by and among Capstone Capital
               Corporation and NationsBank, N.A. (South) as Agent, dated
               February 28, 1997.
11        --   Statement re computation of per share earnings.
12        --   Statement re computation of ratios.
13        --   Capstone Capital Corporation Annual Report to Shareholders
               for the Fiscal Year Ended December 31, 1996. Such Annual
               Report shall not be deemed to be filed with the Securities and Exchange Commission as a part of this Form 10-K Annual
               Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (except for the specific portions thereof which are incorporated by reference in this Form 10-K Annual Report).
18        --   Letter re change in accounting principles.
21        --   Subsidiaries.
23(a)     --   Consent of KPMG Peat Marwick LLP.
27        --   Financial Data Schedule (for SEC use only).

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
Capstone Capital Corporation:

Under date of January 20, 1997, we reported on the consolidated balance sheets of Capstone Capital Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995, and for the period from June 30, 1994 (inception) to December 31, 1994, as contained in the 1996 annual report to stockholders.

These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Birmingham, Alabama
January 20, 1997
                                                KPMG Peat Marwick LLP

                          CAPSTONE CAPITAL CORPORATION

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

                                                                                                 COST  CAPITALIZED SUBSEQUENT
             DESCRIPTION                                                  INITIAL COST                  TO ACQUISITION
-------------------------------------  ----  --------------------  ---------------------------  -----------------------------

                                       TYPE                                        BUILDINGS &                    CARRYING
PROPERTY (1)                           (2)   LOCATION                   LAND      IMPROVEMENTS  IMPROVEMENTS       COSTS
------------                           ---   --------                   ----      ------------  ------------       -----
Midway Medical Plaza                   AHF   Los Angeles, CA          $4,093,477   $16,522,062   $    1,030          -
Sarasota Medical Centre                AHF   Sarasota,  FL                     -             -    4,440,677          -
One-7000 Medical Building              AHF   S. Miami, FL                737,168    12,649,159            -          -
Richmond Medical Building II           AHF   Richmond, VA              1,084,545     9,018,485            -          -
Birmingham Medical Building II         AHF   Birmingham, AL            1,866,774     7,835,011        4,600          -
Medical Building II                    AHF   Gadsden, AL                  41,372     5,821,627            -          -
Birmingham Medical Building I          AHF   Birmingham, AL              701,301     4,048,481            -          -
Desert Springs                         AHF   Las Vegas, NV             1,469,286     3,282,401            -          -
Hamiter Building                       AHF   Gadsden, AL                  82,743     4,339,510            -          -
American Sports Medicine Institute     AHF   Birmingham, AL              822,390     2,411,404            -          -
Southwest General Medical Building     AHF   San Antonio, TX                   -     2,361,042        7,050          -
Larkin Annex Medical Building          AHF   S. Miami, FL              1,514,728       757,947            -          -
Richmond Medical Building              AHF   Richmond, VA              1,084,545     1,036,696            -          -
Goodyear Clinic                        AHF   Gadsden, AL                  75,680     1,546,052            -          -
Beaumont Regional Professional Towers  AHF   Beaumont, TX                      -     8,892,446            -          -
Sunrise Mountainview                   AHF   Las Vegas, NV                     -    29,519,775            -          -
Melbourne Medical Building             PC    Melbourne, FL             3,275,000     6,112,537            -          -
McCollough Medical Plaza               PC    Birmingham, AL            1,200,000     4,831,549            -          -
South County Medical Center II         PC    St. Louis, MO                     -             -    1,677,517          -
Greenwood Medical Building             PC    Memphis, TN                 352,586     1,448,909            -          -
Columbus OB/GYN                        PC    Columbus, GA                245,000     1,264,000            -          -
Indialantic Medical Building           PC    Melbourne, FL               480,000       752,168            -          -
West Palm Beach Medical Building       PC    West Palm, FL                90,000       491,693            -          -
Par Place Medical                      PC    Palm Bay, FL                750,000     5,819,038       16,542          -
Brookstone                             PC    Tampa, FL                   850,000     5,101,001            -          -
Melbourne Clinic                       PC    Melbourne, FL               660,000     1,790,000            -          -
Clayton Big Bend                       PC    St. Louis, MO               533,650     1,746,912            -          -
Bonita Bay Medical Centre              ASF   Bonita Springs, FL                -             -    8,039,347          -
South County Medical Plaza             ASF   St. Louis, MO             1,024,000     6,376,000            -          -
Cape Coral Medical Plaza               ASF   Cape Coral, FL                    -             -    5,608,615          -
Northlake                              ASF   Tucker, GA                        -     1,050,845            -          -
North Shore                            ASF   Evanston, IL                141,375       778,045            -          -
West County Surgery                    ASF   Town & Country, MO          565,000     1,358,682        2,960          -
Mountain View                          LTC   Greensburg, PA              207,868     9,655,758            -          -
Oakwood                                SAC   Alexandria, VA              313,570     9,848,800       34,675          -
Gravois                                SAC   St. Louis, MO             1,427,162     7,163,602            -          -
Great Lakes Rehabilitation Hospital    IRF   Erie, PA                          -    14,523,233            -          -
Southeast Texas Rehabilitation         IRF   Beaumont, TX                925,000     9,609,294       16,903          -
Altoona Rehabilitation                 IRF   Altoona, PA               1,150,000    16,033,654       18,546          -
Mechanicsburg Rehabilitation           IRF   Mechanicsburg, PA           850,000    11,578,962       17,095          -
Desert Vista                           CMHH  Mesa, AZ                  1,185,758     7,364,242            -          -
Mission Vista                          CMHH  San Antonio, TX             238,809     3,711,192            -          -
Coral Gables                           ORF   Coral Gables, FL            580,646     1,742,935            -          -

                                                        GROSS AMOUNT AT WHICH
             DESCRIPTION                             CARRIED AT DECEMBER 31, 1996
-------------------------------------    -----------------------------------------------------

                                                                                                ACCUMULATED
                                                            BUILDINGS &               TOTAL     DEPRECIATION    DATE
PROPERTY (1)                                LAND            IMPROVEMENTS               (3)          (4)       ACQUIRED
------------                                ----            ------------             -------    ------------  --------
Midway Medical Plaza                      $4,093,477         $16,523,092           $20,616,569    $1,036,574   6/30/94
Sarasota Medical Centre                           -           14,440,677            14,440,677       504,164    7/1/95
One-7000 Medical Building                   737,168           12,649,159            13,386,327       795,140   6/30/94
Richmond Medical Building II              1,084,545            9,018,485            10,103,030       575,558   6/30/94
Birmingham Medical Building II            1,866,774            7,839,611             9,706,385       497,774   6/30/94
Medical Building II                          41,372            5,821,627             5,862,999       369,148   6/30/94
Birmingham Medical Building I               701,301            4,048,481             4,749,782       259,228   6/30/94
Desert Springs                            1,469,286            3,282,401             4,751,687       213,210   6/30/94
Hamiter Building                             82,743            4,339,510             4,422,253       274,800   6/30/94
American Sports Medicine Institute          822,390            2,411,404             3,233,794       157,552   6/30/94
Southwest General Medical Building                -            2,368,092             2,368,092       130,086  10/21/94
Larkin Annex Medical Building             1,514,728              757,947             2,272,675        52,165   6/30/94
Richmond Medical Building                 1,084,545            1,036,696             2,121,241        67,716   6/30/94
Goodyear Clinic                              75,680            1,546,052             1,621,732        98,012   6/30/94
Beaumont Regional Professional Towers             -            8,892,446             8,892,446        79,558   8/23/96
Sunrise Mountainview                              -           29,519,775            29,519,775       539,991   3/31/96
Melbourne Medical Building                3,275,000            6,112,537             9,387,537       209,891   8/17/95
McCollough Medical Plaza                  1,200,000            4,831,549             6,031,549       299,099   7/28/94
South County Medical Center II                    -            1,677,517             1,677,517             -       (6)
Greenwood Medical Building                  352,586            1,448,909             1,801,495        76,122   1/31/95
Columbus OB/GYN                             245,000            1,264,000             1,509,000        44,433    8/7/95
Indialantic Medical Building                480,000              752,168             1,232,168        26,038   8/17/95
West Palm Beach Medical Building             90,000              491,693               581,693        25,284   1/15/95
Par Place Medical                           750,000            5,835,580             6,585,580        74,766   6/28/96
Brookstone                                  850,000            5,101,001             5,951,001        32,457   9/30/96
Melbourne Clinic                            660,000            1,790,000             2,450,000         4,428  11/26/96
Clayton Big Bend                            533,650            1,746,912             2,280,562        28,318   5/31/96
Bonita Bay Medical Centre                         -            8,039,347             8,039,347       292,546    7/1/95
South County Medical Plaza                1,024,000            6,376,000             7,400,000       421,402   6/30/94
Cape Coral Medical Plaza                          -            5,608,615             5,608,615       245,754    4/1/95
Northlake                                         -            1,050,845             1,050,845        68,630   6/30/94
North Shore                                 141,375              778,045               919,420        51,243   6/30/94
West County Surgery                         565,000            1,361,642             1,926,642           186  12/31/96
Mountain View                               207,868            9,655,758             9,863,626       607,308   6/30/94
Oakwood                                     313,570            9,883,475            10,197,045       515,017  12/15/94
Gravois                                   1,427,162            7,163,602             8,590,764       460,269   6/30/94
Great Lakes Rehabilitation Hospital               -           14,523,233            14,523,233       645,679   3/27/95
Southeast Texas Rehabilitation              925,000            9,626,197            10,551,197       173,299    7/1/96
Altoona Rehabilitation                    1,150,000           16,052,200            17,202,200       258,214   5/10/96
Mechanicsburg Rehabilitation                850,000           11,596,057            12,446,057       186,539   5/10/96
Desert Vista                              1,185,758            7,364,242             8,550,000       331,527   4/17/95
Mission Vista                               238,809            3,711,192             3,950,001       164,430   4/17/95
Coral Gables                                580,646            1,742,935             2,323,581       112,552   6/30/94

                                                                                                  COST CAPITALIZED SUBSEQUENT
               DESCRIPTION                                                INITIAL COST                 TO ACQUISITION
-----------------------------------------------------------      -----------------------------  -----------------------------

                                       TYPE                                       BUILDINGS &                    CARRYING
PROPERTY (1)                           (2)   LOCATION                  LAND       IMPROVEMENTS    IMPROVEMENTS     COSTS
------------                           ----  --------               --------      ------------    ------------   --------

Little Rock                            ORF   Little Rock, AK          333,240        1,748,168               -       -
Virginia Beach                         ORF   Virginia Beach, VA             -        1,460,000               -       -
Arcon DeFuniak Springs Center          IDF   DeFuniak Springs, FL           -                -       2,032,700       -
Arcon Crystal Beach Center             IDF   Destin, FL                     -                -       4,082,442       -
Arcon Soddy Daisy Center               IDF   Soddy Daisy, TN                -                -         269,342       -
Remington Park                         ALF   Remington Park,  TX            -                -       1,357,981       -
Grand Court of San Angelo              ALF   San Angelo, TX                 -                -         809,983       -
Kingsley Place of Henderson            ALF   Henderson, TX                  -                -         113,596       -
Kingsley Place of Oakwell              ALF   San Antonio, TX                -                -         788,537       -
Kingsley Place Medical Center          ALF   San Antonio, TX                -                -         506,723       -
Kingsley Place of McKinney             ALF   McKinney, TX                   -                -         550,362       -
Augusta  Gardens                       ALF   Augusta, GA                    -                -         461,596       -
                                                                 ------------     ------------     -----------  ------
Total                                                            $ 30,952,673     $243,403,317     $40,858,819  $    0
                                                                 ============     ============     ===========  ======


                                                                      GROSS AMOUNT AT WHICH
               DESCRIPTION                                        CARRIED AT DECEMBER 31, 1996
-----------------------------------------------------      -------------------------------------------

                                                                                                           ACCUMULATED
                                 TYPE                                       BUILDINGS &          TOTAL    DEPRECIATION    DATE
PROPERTY (1)                     (2)   LOCATION                  LAND       IMPROVEMENTS          (3)          (4)       ACQUIRED
------------                     ----  --------              ----------     ------------         ------   -----------  ----------

Little Rock                      ORF   Little Rock, AK          333,240       1,748,168         2,081,408       117,136   6/30/94
Virginia Beach                   ORF   Virginia Beach, VA             -       1,460,000         1,460,000        94,148   6/30/94
Arcon DeFuniak Springs Center    IDF   DeFuniak Springs, FL           -       2,032,700         2,032,700             -       (6)
Arcon Crystal Beach Center       IDF   Destin, FL                     -       4,082,442         4,082,442             -       (6)
Arcon Soddy Daisy Center         IDF   Soddy Daisy, TN                -         269,342           269,342             -       (6)
Remington Park                   ALF   Remington Park,  TX            -       1,357,981         1,357,981             -       (6)
Grand Court of San Angelo        ALF   San Angelo, TX                 -         809,983           809,983             -       (6)
Kingsley Place of Henderson      ALF   Henderson, TX                  -         113,596           113,596             -       (6)
Kingsley Place of Oakwell        ALF   San Antonio, TX                -         788,537           788,537             -       (6)
Kingsley Place Medical Center    ALF   San Antonio, TX                -         506,723           506,723             -       (6)
Kingsley Place of McKinney       ALF   McKinney, TX                   -         550,362           550,362             -       (6)
Augusta  Gardens                 ALF   Augusta, GA                    -         461,596           461,596             -       (6)
                                                           ------------    ------------      ------------   -----------
Total                                                      $ 30,952,673    $284,262,136 (5)  $315,214,809   $11,217,391
                                                           ============    ============      ============   ===========

(1) None of the properties is subject to encumbrance except for the Sunrise Mountainview facility which is collateral for a mortgage note with a balance as of 12/31/96 of $23,228,418.

(2) AHF means ancillary hospital facility, PC means off-campus physician clinic, ASF means ambulatory surgery facility, SAC means subacute care facility, IRF means inpatient rehabilitation facility, CMHH means comprehensive mental health hospital and ORF means outpatient rehabilitation facility, SNF means skilled nursing facility, ALF means assisted living facility.

                          CAPSTONE CAPITAL CORPORATION

     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - (CONTINUED)




                                             DECEMBER 31, 1996           DECEMBER  31, 1995              DECEMBER 31, 1994

                                        ---------------------------  ----------------------------  ----------------------------

                                                       ACCUMULATED                    ACCUMULATED                 ACCUMULATED
                                             COST     DEPRECIATION        COST       DEPRECIATION      COST       DEPRECIATION
                                        -------------  ------------  --------------  ------------  ------------   ------------

(3)  Balance at Beginning of Year       $212,828,121   $ 5,570,953     $152,739,813    $1,411,772  $          -    $        -

       Acquisitions                       97,436,498           n/a       60,050,899           n/a   144,748,091           n/a
       Cost of Real Estate Sold          (10,563,181)     (375,373)               -             -             -             -
       Properties Under Construction      15,513,371           n/a           37,409           n/a     7,991,722           n/a
       Depreciation                              n/a     6,021,811              n/a     4,159,181           n/a     1,411,772
                                        -------------  -----------   --------------  ------------  ------------    ----------

     Balance at End of Year             $315,214,809   $11,217,391     $212,828,121    $5,570,953  $152,739,813    $1,411,772
                                        ============   ===========   ==============  ============  ============    ==========


(4) Depreciation is calculated using a 40 year life for all completed facilities.
(5)  Aggregate cost for federal income tax purposes.
(6)  Properties are under construction.  Completion is expected during 1997.

                          CAPSTONE CAPITAL CORPORATION
                   SCHEDULE IV-MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1996



                                                                                                                          Principal
                                                                                                                          Amount
                                                                                                                          of Loans
                                                                                                                          Subject
                                                                                                                            To
                                                                                                                          Delinquent
                                                              Final       Periodic            Face         Carrying       Principle
                                              Interest      Maturity      Payment   Prior   Amount of    Amount of          or
  Property                      Location        Rate          Date         Terms    Liens   Mortgages    Mortgages (11)   Interest
----------                      --------      --------        ----         -----    -----   ---------    --------------   ---------
First Mortgages:
 Chapman General Hospital    Orange, CA       11.29%    August 10, 2009     (1)      -       $ 8,000,000     $ 7,913,076       -
 Cogburn Health Center       Mobile, AL       11.65%    August 31, 2009     (2)      -         4,000,000       3,958,508       -
 Ideal Nursing Center        Mobile, AL       11.65%    August 31, 2009     (3)      -         4,890,000       4,887,005       -
 Silver Haven Care Center    Burleson, TX     13.39%    October 15, 2005    (4)      -         2,550,000       2,533,112       -
 Valley View Nursing Home    Granbury, TX     13.39%    October 15, 2005    (4)      -           975,000         968,543       -
 Richardson Manor            Burleson, TX     13.39%    October 15, 2005    (5)      -           300,000         281,581       -
 Oak Park Manor              Claremont, CA    10.00%    May 7, 2002         (6)      -         2,200,000       2,196,835       -
 Diana Lynn Lodge            Los Angeles, CA  10.00%    October 10, 2002    (6)      -         4,850,000       4,850,000       -
 West Los Angeles Pavilion   Los Angeles, CA  10.00%    October 10, 2002    (6)      -         1,000,000       1,000,000       -
 Tri County                  Adamsville, TN   10.50%    November 25, 2001   (7)      -         2,250,000       2,237,138       -
Construction Loans:
 Ivy Hall                    Atlanta, GA      11.25%    January 1, 2002     (8)      -           147,347         147,347       -
 Medistar/Kerlan Jobe        Los Angeles, CA   9.99%    (9)                 (9)      -         3,998,950       3,998,950       -
 Tucson Heart Hospital       Tucson, AZ        9.25%    November 1, 2004    (10)     -         4,353,526       4,353,526       -
                                                                                             -----------     -----------     ---

Total                                                                                        $39,514,823     $39,325,621(12) $ 0
                                                                                             ===========     ===========     ===



(1) Payments are based on an annual interest rate increase of two percent of the rate in effect for the prior twelve month period. Monthly payments are based on a 30 year amortization with a final balloon payment of principal at maturity. The note may be prepaid after August 31, 2001 with a 3% premium which decreases to 1% during the period from August
     31, 2001 to August 31, 2004, after which there is no prepayment premium.
(2) Payments are based on annual interest rate increases equal to the annual increase in the CPI. Monthly payments are based on a 30 year amortization with a final balloon payment of principal at maturity. The note may be prepaid after August 31, 1999 with a 1% prepayment premium until August 31, 2001, after which there is no prepayment premium.
(3) Payments are based on annual interest rate increases equal to the annual increases in the CPI. Interest only payments are due through September 30, 1996 at which time monthly payments begin which are based on a 30 year amortization with a final balloon payment of principal at maturity. The note may be prepaid after August 31, 1999 with a 1% prepayment premium until August 31, 3002 after which there is no prepayment premium.
(4) Payments are based on an annual interest rate increase to three percent of the rate in effect for the prior twelve month period. Monthly payments are based on a 25 year amortization with a final balloon payment of principal at maturity. The note may be prepaid at any time with a prepayment premium equal to five percent of the amount prepaid during the first loan year, decreasing by one percent per loan year thereafter.
(5) Payments are based on an annual interest rate increase of three percent of the rate in effect for the prior twelve month period. Monthly payments are based on a 10 year amortization with a final balloon payment of principal at maturity. The note may be prepaid at any time with a prepayment premium equal to five percent of the amount prepaid during the first loan year, decreasing by one percent per loan year thereafter.
(6) Payments are based on annual interest rate increases equal to the greater of 3% or CPI but no greater than 6%, adjusted annually.
(7) Payments are based on a per annum rate of interest equal to 10.5% increased annually on each anniversary date by an amount equal to the greater of 4% or the change in the Consumer Price Index.
(8) Interest only payments are due during the construction phase based on the Prime Rate plus 370 basis points, as it fluctuates. Subsequent to the construction period, the outstanding principal balance will bear interest at 12% to be adjusted annually by multiplying the fixed rate by the greater of 1.04 or the annual increase in the U.S. City Average Consumer Price Index for all Urban consumers but not more than 1.06.
(9) Principal and all accrued interest are payable on the earlier of demand or January 1, 1998.
(10) Interest only payments are due during the construction phase based on the NationsBank at Georgia, N. A. floating commercial rate plus one percent. After completion of construction the interest rate will be determined by adding 350 basis points to the 7 year United States Treasury and will be adjusted each year by adding 27 basis points to the last effective rate.

(11)

                                             DECEMBER 31, 1996  DECEMBER  31, 1995  DECEMBER 31, 1994

                                             -----------------  ------------------  -----------------
Balance at Beginning of Period                 $24,988,753         $13,244,230

     New Mortgage Loans                         24,260,938         $ 3,825,000        $13,237,471
     Increase to Existing Mortgage                 290,000           8,001,005                  -
     Collection of Principal                   (10,214,070)            (81,482)           (13,241)
                                               -----------         -----------        -----------
Balance at End of Period                       $39,325,621         $24,988,753        $13,224,230
                                               ===========         ===========        ===========


(12) Aggregate cost for Federal income tax purposes.