Form 10-Q
period 1997-03-31
CAPSTONE CAPITAL CORP
filed 1997-05-15
CIK 921767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from               to
                                          ------------    ------------

                         Commission File Number 1-11345

                            ------------------------

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

                                 Yes   X            No
                                     -----             -----

          As of May 13, 1997, 14,774,726 shares of the Registrant's
               Common Stock $.001 par value, were outstanding.

                          CAPSTONE CAPITAL CORPORATION

                                   FORM 10-Q

                                 March 31, 1997

                               TABLE OF CONTENTS



Part I  -   Financial Information

Item   1.   Condensed Consolidated Financial Statements                Page
            Condensed Consolidated Balance Sheets                        2
            Condensed Consolidated Statements of Income                  3
            Condensed Consolidated Statements of Cash Flows              4
            Notes to Condensed Consolidated Financial Statements         5

Item   2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

Part II -   Other Information

Item 6.     Exhibits                                                    11

Signatures                                                              12

                          Capstone Capital Corporation
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



ASSETS                                           Mar. 31, 1997  Dec. 31, 1996
                                                 -------------  -------------
Real estate properties
   Land                                          $ 32,602,509   $ 30,952,673
   Land improvements                                2,350,308      2,350,309
   Buildings and improvements                     298,375,298    269,261,047
   Construction in progress                        21,768,400     12,650,780
                                                 ------------   ------------
                                                  355,096,515    315,214,809
   Less accumulated depreciation                  (12,910,329)   (11,217,391)
                                                 ------------   ------------
      Real estate properties, net                 342,186,186    303,997,418
Mortgage notes receivable                          67,505,591     39,325,621
Cash                                                1,178,724      1,122,241
Accrued rental income                               5,343,710      4,689,976
Other assets                                       11,305,286      7,559,860
                                                 ------------   ------------
Total assets                                     $427,519,497   $356,695,116
                                                 ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Convertible subordinated debentures- 10.5%     $17,000,000    $17,657,000
   Convertible subordinated debentures- 6.55%      67,310,175              -
   Bank credit facility                            68,800,000     68,500,000
   Mortgage note payable                           23,184,447     23,228,417
   Accrued expenses and other liabilities           9,647,077      5,754,180
                                                 ------------   ------------
 Total liabilities                                185,941,699    115,139,597
                                                 ------------   ------------
 Stockholders' equity
   Preferred stock, $0.001 par value,
       10,000,000 shares authorized;
       none issued                                          0              0
   Common stock, $0.001 par value,
       50,000,000 shares authorized;
       14,289,769 shares and 14,247,947 shares
       issued and outstanding, respectively            14,290         14,247
   Additional paid-in-capital                     241,253,769    240,832,943
   Loans to officers to finance stock purchases      (286,944)      (286,944)
   Cumulative net income                           39,629,886     33,384,814
   Cumulative dividends                           (39,033,203)   (32,389,541)
                                                 ------------   ------------
 Total stockholders' equity                       241,577,798    241,555,519
                                                 ------------   ------------
 Total liabilities and stockholders' equity      $427,519,497   $356,695,116
                                                 ============   ============




    The accompanying notes are an integral part of this financial statement.

                          Capstone Capital Corporation
                  Condensed Consolidated Statements of Income
                                  (Unaudited)



                                        Quarter Ended
                                          March 31,
                                   -----------------------
                                       1997        1996
                                   -----------  ----------
Revenues:
  Rental income                    $ 9,679,607  $6,518,828
  Mortgage interest income           1,363,648     867,910
  Other income                         240,815      55,432
                                   -----------  ----------
Total Income                        11,284,070   7,442,170
                                   -----------  ----------

Expenses:
  General and administrative           555,859     335,727
  Depreciation                       1,707,911   1,190,768
  Amortization                          78,227     161,340
  Interest                           2,551,352   1,614,687
  Property operations                  145,649           -
                                   -----------  ----------
Total expenses                       5,038,998   3,302,522
                                   -----------  ----------
Net income                         $ 6,245,072 $ 4,139,648
                                   =========== ===========

Net Income Per Share               $      0.43 $      0.42
                                   =========== ===========

Funds From Operations
  (See Note 2)                     $ 7,377,476 $ 4,966,144
                                   =========== ===========

Funds From Operations
  Per Share:
     Primary                       $      0.51 $      0.50
                                   =========== ===========
     Fully Diluted                 $      0.51 $      0.48
                                   =========== ===========

Weighted Averages Shares
  Outstanding
     Primary                        14,522,041   9,933,902
                                   =========== ===========
     Fully Diluted                  16,252,924  12,838,980
                                   =========== ===========










    The accompanying notes are an integral part of this financial statement

                          Capstone Capital Corporation
                 Condensed Consolidated Statements of Cash Flow
                                  (Unaudited)

                                                                   Quarter Ended
                                                                      March 31,
                                                         ------------------------------------
                                                             1997                    1996
                                                         ------------           -------------
Cash flows from operating activities:
 Net income                                                $6,245,072             $4,139,648
 Depreciation                                               1,707,911              1,190,768
 Amortization                                                 228,527                161,340
 Increase in accrued rental income                           (653,734)              (525,612)
 Increase in receivables and other assets                  (2,327,067)              (306,081)
 Increase in accrued expenses and
  other liabilities                                         3,892,826                487,569
                                                         ------------           ------------

    Net cash provided by operating activities               9,093,535              5,147,632
                                                         ------------           ------------
Cash flows from investing activities:
 Acquisition of real estate properties                    (39,881,707)           (21,514,278)
 Investment in mortgage notes receivable                  (28,249,594)            (1,104,293)
 Collections on mortgage notes receivable                      69,624                 23,075
                                                         ------------           ------------
    Net cash used in investing activities                 (68,061,677)           (22,595,496)
                                                         ------------           ------------
Cash flows from financing activities:
  Increase in bank credit facility                            300,000             22,150,000
  Proceeds from issuance of convertible
    subordinated debentures                                67,235,025                   --
  Financing costs related to issuance
    of convertible subordinated debentures                 (1,836,650)                  --
  Financing costs related to stock offering                   (10,829)                  --
  Payment of dividends                                     (6,643,663)            (4,418,731)
  Capital contributions from minority interests                  --                   29,099
  Decrease in loans to finance stock purchases                   --                   10,000
  Proceeds from dividend reinvestment plan                     24,711                  9,539
  Principal payments on mortgage note payable                 (43,969)                  --
                                                         ------------           ------------
    Net cash from financing activities                     59,024,625             17,779,907
                                                         ------------           ------------
Increase in cash                                               56,483                332,043
Cash, beginning of period                                   1,122,241                675,568
                                                         ------------           ------------
Cash, end of period                                        $1,178,724             $1,007,611
                                                         ============           ============






    The accompanying notes are an integral part of this financial statement

                          CAPSTONE CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1997
                                  (Unaudited)

NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Capstone Capital Corporation (the "Company") Annual Report on Form 10-K for the period ended December 31, 1996. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      The Company is an indefinite life real estate investment trust ("REIT") which commenced operations on June 30, 1994. The Company invests in income-producing, healthcare-related properties through acquisition or development of facilities for lease or by provision of mortgage financing to healthcare operators.

NOTE 2.    FUNDS FROM OPERATIONS

Funds from operations is computed as net income (determined in accordance with generally accepted accounting principles), excluding rent income recognized on a straight-line basis on those leases with scheduled rent increases and gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization.


                                                For The            For The
 Reconciliation of net income to             Quarter Ended     Quarter Ended
 funds from operations                       Mar. 31, 1997     Mar. 31, 1996
                                             -------------     -------------
    Net income                                 $6,245,072        $4,139,648
     Add:  Depreciation and amortization        1,786,138         1,352,108
     Less: Straight-line rental income           (653,734)         (525,612)
                                              -----------       -----------
         Funds from operations                 $7,377,476        $4,966,144
                                              ===========       ===========

NOTE 3.    REAL ESTATE PROPERTIES

      As of March 31, 1997 the Company had investments in 54 leased real estate properties totaling $333.3 million. These real estate properties consist of and include sixteen ancillary hospital facilities, ten physician clinics, six ambulatory surgery facilities, five assisted living facilities, five skilled nursing facilities, four inpatient rehabilitation facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, two sub-acute care facilities and one integrated delivery facility. The properties are located in fourteen states and are leased to thirteen healthcare-related entities or their subsidiaries pursuant to long-term leases. In addition, the Company has invested approximately $21.8 million in fourteen development projects at various stages of completion. The Company has remaining commitments of approximately $74.1 million for development projects and expects all projects to be completed by the first quarter of 1998.

      The Company's properties are generally leased pursuant to fixed term operating leases expiring from 2001 to 2012 and provide for options to extend the lease terms for at least ten years. The leases generally provide the lessees, during the terms of the leases and for a short period of time following expiration, with the right of first refusal to purchase the leased property on the same terms and conditions as the Company may propose to a third party.

      Each lease generally requires the lessee to pay base rent, additional rent commencing after the first year based on either a set percentage increase or on a percentage increase in the consumer price index, and all taxes (including property taxes), maintenance and other operating costs associated with the leased property.

NOTE 4.    MORTGAGE NOTES RECEIVABLE

      As of March 31, 1997, the Company had provided $67.5 million in mortgage financing for 22 properties located in nine states. The mortgage notes receivable are secured by the real estate of 12 skilled nursing facilities, six assisted living facilities, two acute-care hospitals, one integrated delivery facility and one ancillary hospital facility which are operated by 15 healthcare operators.

      Eight of the facilities are under construction, and the Company has committed a total of $51.5 million in construction and term loans for these projects. As of March 31, 1997, the Company had advanced a total of $17.3 million toward these financing commitments. The Company expects to disburse the remainder of the committed funds during 1997.

      The mortgage notes receivable for completed projects ("Permanent Loans") require monthly installments of principal and interest with final payment dates in or before 2009 and bear rates ranging from 10.00 percent to 13.39 percent at March 31, 1997. Each Permanent Loan provides for an initial interest rate to be increased annually by either a set rate or upon an increase in the consumer price index. For those projects under construction, the notes receivable typically bear interest at a floating rate and require monthly payments of interest only. Upon completion of construction, the outstanding principal balance is converted to a Permanent Loan.

     The Company had no impaired mortgage notes receivable at or during the quarter ended March 31, 1997.

NOTE 5.    MORTGAGE NOTE PAYABLE

     The Company has a mortgage note payable to a life insurance company for a principal amount of $23.3 million ("Mortgage Note"). The Mortgage Note bears interest at 8.5% and is payable in 360 monthly payments of principal and interest. The Mortgage Note is collateralized by an ancillary hospital facility purchased in January 1996 for $30 million.

NOTE 6.    BANK CREDIT FACILITY

     In February 1997 the Company completed an amendment of its unsecured line of credit ("Bank Credit Facility") which provided for an increase to $170 million from its previous principal amount of $150 million. The Bank Credit Facility is participated in by a consortium of eight banks. At March 31, 1997, the Company had drawn $68.8 million against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans. The Bank Credit Facility is available until June 24, 1999.

     NOTE 7.    CONVERTIBLE SUBORDINATED DEBENTURES

      During March 1997, the Company issued $74,750,000 principal amount of convertible subordinated debentures (the "6.55% Debentures") due March 14, 2002. The 6.55% Debentures were issued at an issue price of $903 per $1,000 principal amount at maturity, which represents an original issue discount of 9.70% from the principal amount thereof which is payable at maturity. Interest on the 6.55% Debentures is payable March 14 and September 14 in each year, commencing September 14, 1997. Such rate of interest and accrual of original issue discount represent a yield to maturity of 9.00% per annum (computed on a semiannual bond equivalent basis).

      The 6.55% Debentures are convertible into common stock of the Company at any time before maturity at an initial conversion ratio of 39.4754 shares of common stock for each $1,000 principal amount of 6.55% Debentures, subject to adjustment in certain events. The 6.55% Debentures are redeemable at the option of the Company, in whole or in part, after March 16, 2000 at redemption prices of $989.48 in the year 2000, or $994.14 in the year 2001.

      The 6.55% Debentures are unsecured obligations of the Company and are subordinated to all present and future senior debt of the Company and structurally subordinated to all existing and future liabilities and obligations of subsidiaries and partnerships of the Company.

NOTE 8.SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                  For the Qtr.    For the Qtr.
                                                        Ended           Ended
                                               March 31, 1997  March 31, 1996
                                               --------------  --------------
Cash payments for bank credit facility
   interest expense                              $1,225,041          $266,877

Cash payments for convertible subordinated
   debenture interest expense                       833,019           383,294

Convertible subordinated debentures
   converted into shares of common stock:

Convertible subordinated debentures                (657,000)         (142,000)

Financing costs                                    (249,941)             --

Shares of common stock                               40,741             8,806

Additional paid in capital                          616,259           133,194



NOTE 9.    COMMITMENTS AND CONTINGENCIES

      The Company has committed a total of $164.7 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of March 31, 1997, the Company had funded approximately $39.1 million towards these commitments with the balance of $125.6 million expected to be funded over the next 12 months.

NOTE 10.   SUBSEQUENT EVENTS

      On April 21, 1997, the Company declared a dividend of $0.47 per share to the holders of common stock on May 1, 1997. The dividend will be paid in cash on May 15, 1997. The dividend related to the quarter ended March 31, 1997.

      For the period from April 1 through May 12, 1997, a total of $7,820,000 of principal amount of 10.5% Debentures was converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 384,557 in the shares of common stock of the Company, an increase of $7,820,000 in stockholders' equity and a decrease of $7,820,000 in the outstanding balance of the 10.5% Debentures.

ITEM 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

      For the quarter ended March 31, 1997 the Company reported net income of $6.3 million or $0.43 net income per share, compared to $4.1 million, or $0.42 primary net income per common share at March 31, 1996.
      Revenues for the quarter ended March 31, 1997 totaled $11.3 million, increasing $3.9 million over March 31, 1996 revenues of $7.4 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made since March 31, 1996. Specifically, the Company's investments in real estate increased approximately $96.1 million with the addition of 17 properties from $237.2 million at March 31, 1996 to $333.3 million at March 31, 1997. The Company's investments in mortgage loans increased $41.4 million from $26.1 million at March 31, 1996 to $67.5 million at March 31, 1997.
      Interest expense for the quarter ended March 31, 1997 totaled $2.6 million, increasing $1.0 million over March 31, 1996 interest expense of $1.6 million. The increase is due to additional amounts outstanding under the Bank Credit Facility at a slightly higher weighted average interest rate and to additional interest related to the 8.5% $23.3 million Mortgage Note entered into in June 1996. The Company also recognized additional interest on the 6.55% Debentures issued in March 1997 which was offset by the decrease in interest on the 10.5% Debentures due to conversions into the Company's common stock.
      Depreciation for the quarter ended March 31, 1997 totaled $1.7 million increasing $0.5 million over March 31, 1996 depreciation of $1.2 million. This is primarily due to the acquisition of the 17 real estate properties subsequent to March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      As more fully discussed in Note 6, in February 1997 the Company completed an amendment of its Bank Credit Facility which provided for an increase to $170 million from its previous principal amount of $150 million. At March 31, 1997, the outstanding balance of the Bank Credit Facility was $68.8 million, the entire balance of which was used for the acquisition of real estate and the funding of mortgage loans. Due to acquisitions of real estate and the funding of development projects subsequent to March 31, 1997, the balance of the Bank Credit Facility as of May 13, 1997 was $88,100,000.

      The Company's current intention is to utilize the Bank Credit Facility on a short-term basis to finance future investments in property acquisitions and mortgage financing. The Company is currently evaluating various alternatives for additional equity and debt financing with which to finance those investments on a long-term basis.

     As more fully discussed in Note 7, during March 1997 the Company issued $74.75 million principal amount of 6.55% convertible subordinated debentures due March 2002. The net offering proceeds of $65,473,525 were used to reduce Ithe Company's outstanding balance under the Bank Credit Facility. Interest on the Debentures is payable semiannually commencing September 14, 1997.

      Additionally, as discussed in Note 7, as of March 31, 1997 the Company had $17,000,000 principal amount of 10.50% convertible subordinated debentures outstanding. These Debentures are due April 2002 and interest is payable semiannually.

      On April 21, 1997, the Company declared a dividend of $0.47 per share to the holders of common stock on May 1, 1997. The dividend will be paid in cash on May 15, 1997. The dividend related to the quarter ended March 31, 1997.


COMMITMENTS

      The Company has committed a total of approximately $164.7 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of March 31, 1997, the Company had funded approximately $39.1 million towards these commitments, with the balance of $125.6 million expected to be funded during the next 12 months. Financing for these commitments may be provided by funds from operations, borrowings under the Bank Credit Facility or private or public offerings of debt or equity.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as, and should be considered, a forward- looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters, and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions may also prove materially incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K

         (a)      Exhibits

                  27  -    Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K

         A report on Form 8-K was filed by the Company on March 4, 1997 reporting the Company's 1996 financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAPSTONE CAPITAL CORPORATION




                                             By    /s/ ANDREW L. KIZER
                                                -----------------------------
                                                Andrew L. Kizer
                                                Vice President - Finance and
                                                Chief Financial Officer

Date:    May 13, 1997