Form 10-Q
period 1997-06-30
CAPSTONE CAPITAL CORP
filed 1997-08-14
CIK 921767

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                             -------------------


                                  FORM 10-Q

(Mark One)

  X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: June 30, 1997

                                     OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----                  THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

  As of August 13, 1997, 16,489,686 shares of the Registrant's Common Stock
                     $.001 par value, were outstanding.

                        CAPSTONE CAPITAL CORPORATION

                                  FORM 10-Q

                                June 30, 1997

                              TABLE OF CONTENTS

Part I -   Financial Information

Item 1.    Condensed Consolidated Financial Statements                       Page
           Condensed Consolidated Balance Sheets                                2
           Condensed Consolidated Statements of Income                          3
           Condensed Consolidated Statements of Cash Flows                      4
           Notes to Condensed Consolidated Financial Statements                 5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 10

Part II -  Other Information

Item 6.    Exhibits                                                            13

Signatures                                                                     14

                         Capstone Capital Corporation
                    Condensed Consolidated Balance Sheets
                                 (Unaudited)


ASSETS                                              June 30, 1997    Dec. 31, 1996
                                                    -------------    -------------

Real estate properties
     Land                                           $  35,423,145    $  30,952,673
     Land improvements                                  2,350,309        2,350,309
     Buildings and improvements                       349,369,404      269,261,047
     Construction in progress                          36,351,389       12,650,780
                                                    -------------    -------------
                                                      423,494,247      315,214,809
     Less accumulated depreciation                    (14,960,612)     (11,217,391)
                                                    -------------    -------------
         Real estate properties, net                  408,533,635      303,997,418
Mortgage notes receivable                              88,054,922       39,325,621
Cash                                                      734,736        1,122,241
Accrued rental income                                   6,000,847        4,689,976
Other assets                                           15,040,588        7,559,860
                                                    -------------    -------------
Total assets                                        $ 518,364,728    $ 356,695,116
                                                    =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Convertible subordinated debentures- 10.5%     $   7,098,000    $  17,657,000
     Convertible subordinated debentures- 6.55%        67,934,295               --
     Bank credit facility                             107,727,000       68,500,000
     Mortgage notes payable                            40,139,323       23,228,417
     Accrued expenses and other liabilities            14,753,543        5,754,180
                                                    -------------    -------------
Total liabilities                                     237,652,161      115,139,597
                                                    -------------    -------------

Stockholders' equity
     Preferred stock, $0.001 par value,
         10,000,000 shares authorized;
         none issued                                            0                0
     Common stock, $0.001 par value,
         50,000,000 shares authorized;
         16,205,672 shares and 14,247,947 shares
         issued and outstanding, respectively              16,206           14,247
Additional paid-in-capital                            280,890,725      240,832,943
     Loans to officers to finance stock purchases        (286,944)        (286,944)
     Cumulative net income                             46,067,601       33,384,814
     Cumulative dividends                             (45,975,021)     (32,389,541)
                                                    -------------    -------------
Total stockholders' equity                            280,712,567      241,555,519
                                                    -------------    -------------
Total liabilities and stockholders' equity          $ 518,364,728    $ 356,695,116
                                                    =============    =============





   The accompanying notes are an integral part of this financial statement.

                         Capstone Capital Corporation
                 Condensed Consolidated Statements of Income
                                 (Unaudited)



                                   Three Months Ended           Six Months Ended
                                         June 30                     June 30
                                -------------------------   -------------------------
                                    1997          1996          1997          1996
                                -----------   -----------   -----------   -----------

Revenues:
   Rental income                $10,526,226   $ 7,832,186   $20,205,833   $14,351,014
   Mortgage interest income       2,229,433       750,374     3,593,081     1,487,199
   Gain from sale of property            --       193,672            --       193,672
   Other income                     214,975       109,015       455,790       288,433
                                -----------   -----------   -----------   -----------
Total Income                     12,970,634     8,885,247    24,254,704    16,320,318
                                -----------   -----------   -----------   -----------

Expenses:
   General and administrative       715,687       480,278     1,271,546       808,906
   Depreciation                   2,067,683     1,467,705     3,775,594     2,658,473
   Amortization                     198,069        65,121       276,296       226,461
   Interest                       3,412,590     2,271,702     5,963,941     3,886,389
   Property operations              134,780         2,157       280,430         2,157
                                -----------   -----------   -----------   -----------
Total expenses                    6,528,809     4,286,963    11,567,807     7,582,386
                                -----------   -----------   -----------   -----------

Net income                      $ 6,441,825   $ 4,598,284   $12,686,897   $ 8,737,932
                                ===========   ===========   ===========   ===========

Net Income Per Share            $      0.43   $      0.42   $      0.86   $      0.84
                                ===========   ===========   ===========   ===========

Funds From Operations
    (See Note 2)                $ 8,050,440   $ 5,335,738   $15,427,916   $10,296,382
                                ===========   ===========   ===========   ===========
Funds From Operations
   Per Share:
         Primary                $      0.53   $      0.49   $      1.04   $      0.99
                                ===========   ===========   ===========   ===========
         Fully Diluted          $      0.52   $      0.49   $      1.03   $      0.97
                                ===========   ===========   ===========   ===========

Weighted Averages Shares
   Outstanding
         Primary                 15,044,682    10,667,440    14,784,988    10,368,160
                                ===========   ===========   ===========   ===========
         Fully Diluted           18,595,512    12,798,994    17,413,921    12,798,701
                                ===========   ===========   ===========   ===========







   The accompanying notes are an integral part of this financial statement

                         Capstone Capital Corporation
                Condensed Consolidated Statements of Cash Flow
                                 (Unaudited)




                                                            Six Months Ended
                                                                June 30,
                                                    ------------------------------
                                                          1997            1996
                                                          ----            ----
Cash flows from operating activities:
  Net income                                        $  12,686,897    $   8,737,932
  Gain from sale of property                                   --         (193,672)
  Depreciation                                          3,775,594        2,658,473
  Amortization                                            276,296          226,461
  Amortization of debenture original
     issue discount                                       699,270               --
  Increase in accrued rental income                    (1,310,871)      (1,132,812)
  Increase in receivables and other assets             (6,435,724)        (322,633)
  Increase (decrease)  in accrued expenses and
    other liabilities                                   6,767,627       (1,104,972)
                                                    -------------    -------------

      Net cash provided by operating activities        16,459,089        8,868,777
                                                    -------------    -------------

Cash flows from investing activities:
  Acquisition of real estate properties              (108,279,439)     (76,157,224)
  Proceeds from sale of property                               --        7,300,000
  Investment in mortgage notes receivable             (48,994,602)      (1,213,044)
  Collections on mortgage notes receivable                265,301          131,614
                                                    -------------    -------------

      Net cash used in investing activities          (157,008,740)     (69,938,654)
                                                    -------------    -------------

 Cash flows from financing activities:
   Increase in bank credit facility                    39,227,000       50,975,000
   Proceeds from mortgage note payable                 17,000,000       19,376,640
   Proceeds from issuance of convertible
        subordinated debentures                        67,235,025               --
   Proceeds from issuance of common stock              29,913,000               --
   Financing costs related to issuance of
       convertible subordinated debentures             (1,761,500)              --
   Financing costs related to stock offering              (74,439)         (51,713)
   Payment of dividends                               (13,585,480)      (9,112,365)
   Capital contributions from minority interests        2,230,772          684,480
   Proceeds from dividend reinvestment plan                66,865           29,858
   Principal payments on mortgage note payable            (89,097)              --
                                                    -------------    -------------

   Net cash provided by financing activities          140,162,146       61,901,900
                                                    -------------    -------------

 Increase(decrease) in cash                              (387,505)         832,023
 Cash, beginning of period                              1,122,241          675,568
                                                    -------------    -------------

 Cash, end of period                                $     734,736    $   1,507,591
                                                    =============    =============


   The accompanying notes are an integral part of this financial statement

                         CAPSTONE CAPITAL CORPORATION

             Notes to Condensed Consolidated Financial Statements

                                June 30, 1997
                                 (Unaudited)

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

          The Company is an indefinite life real estate investment trust ("REIT") which commenced operations on June 30, 1994 with the receipt of proceeds from the sale of 5,980,000 shares of common stock. The Company invests in income-producing, healthcare-related properties through acquisition or development of facilities for lease or by provision of mortgage financing to healthcare operators.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Funds From Operations - Funds from operations are computed as net income (determined in accordance with generally accepted accounting principles), excluding rental income recognized on a straight-line basis on those leases with scheduled rent increases and gains (or losses) from debt restructuring and sales of properties, plus depreciation and amortization.


                                              For The         For The         For The         For The
                                         Three Months    Three Months      Six Months      Six Months
Reconciliation of net income to                 Ended           Ended           Ended           Ended
funds from operations                   June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                                        -------------   -------------   -------------   -------------
Net income                               $  6,441,825    $  4,598,284    $ 12,686,897    $  8,737,932
   Add:  Depreciation and amortization      2,265,752       1,532,826       4,051,890       2,884,934
   Less: Gain on sale of asset                     --        (193,672)             --        (193,672)
   Less: Straight-line rental income         (657,137)       (601,700)     (1,310,871)     (1,132,812)
                                         ------------    ------------    ------------    ------------

         Funds from operations           $  8,050,440    $  5,335,738    $ 15,427,916    $ 10,296,382
                                         ============    ============    ============    ============

NOTE 3.    REAL ESTATE PROPERTIES

         As of June 30, 1997 the Company had investments in 66 leased real estate properties totaling $387.1 million. These real estate properties consist of and include seventeen ancillary hospital facilities, ten physician clinics, six ambulatory surgery facilities, ten assisted living facilities, nine skilled nursing facilities, five inpatient rehabilitation facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, two sub-acute care facilities and two integrated delivery facilities. The properties are located in fifteen states and are leased to fifteen healthcare-related entities or their subsidiaries pursuant to long-term leases. In addition, the Company has invested approximately $36.4 million in eighteen development projects at various stages of completion. The Company has remaining commitments of approximately $62.9 million related to the aforementioned development projects and expects all projects to be completed by the first quarter of 1998.

         The Company's properties are generally leased pursuant to fixed term operating leases expiring principally from 2004 to 2012 and provide for options to extend the lease terms for at least ten years. The leases generally provide the lessees, during the terms of the leases and for a short period of time following expiration, with the right of first refusal to purchase the leased property on the same terms and conditions as the Company may propose to a third party.

         Each lease generally requires the lessee to pay base rent, additional rent commencing after the first year based either on a set percentage increase or on a percentage increase in the consumer price index, all taxes (including property taxes), maintenance, and other operating costs associated with the leased property.

NOTE 4.    MORTGAGE NOTES RECEIVABLE

         As of June 30, 1997, the Company had provided $88.1 million in mortgage financing for 34 properties located in thirteen states. The mortgage notes receivable are secured by the real estate of seventeen skilled nursing facilities, fourteen assisted living facilities, two acute-care hospitals, and one ancillary hospital facility which are operated by 23 healthcare operators.

         Twelve of the facilities are under construction, and the Company has committed a total of $60.9 million in construction and term loans for these projects. As of June 30, 1997, the Company had advanced a total of $21.7 million toward these financing commitments. The Company expects to disburse the remainder of the committed funds during 1997.

         The mortgage notes receivable for completed projects ("Permanent Loans") require monthly installments of principal and interest with final payment dates in or before 2009 and bear rates ranging from 10.00 percent to
13.39 percent at June 30, 1997. Each Permanent Loan provides for an initial interest rate to be increased annually by either a set rate or upon an increase in the consumer price index. For those projects under construction, the notes receivable typically bear interest at a floating rate and require monthly payments of interest only. Upon completion of construction, the outstanding principal balance is converted to a Permanent Loan.

         The Company had no impaired mortgage notes receivable at or during the quarter ended June 30, 1997.

NOTE 5.    MORTGAGE NOTES PAYABLE

         The Company has a non-recourse mortgage note payable to a life insurance company for a principal amount of $23.1 million ("$23.1 Million Mortgage Note"). The $23.1 Million Mortgage Note bears interest at 8.5% and is payable in monthly payments of principal and interest based on a 30 year amortization with the remaining unpaid balance due in a balloon payment on May 26, 2026. The $23.1 Million Mortgage Note is collateralized by an ancillary hospital facility purchased in January 1996 for $30 million.

         The Company has a non-recourse mortgage note payable to a bank for a principal amount of $17.0 million ("$17.0 Million Mortgage Note"). The $17.0 Million Mortgage Note bears interest at 50 basis points in excess of the prime rate, as such rate fluctuates from time to time, and is payable in monthly payments of principal and interest based on a 25 year amortization with the unpaid balance due in a balloon payment on June 20, 2000. The interest rate as of June 30, 1997 was 9.0%. The $17.0 Million Mortgage Note is collateralized by six skilled nursing facilities purchased in June 1997 for $23.8 million.

NOTE 6.    BANK CREDIT FACILITY

         The Company has a $170 million unsecured line of credit ("Bank Credit Facility") which is participated in by a consortium of eight banks. At June 30, 1997, the Company had drawn $107.7 million against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans. The Bank Credit Facility is available until June 24, 2000.

NOTE 7.    CONVERTIBLE SUBORDINATED DEBENTURES

         As of June 30, 1997 the Company had $7,098,000 aggregate principal amount of 10.50% convertible subordinated debentures (the "10.5% Debentures") outstanding. The 10.5% Debentures are due on April 1, 2002 and interest is payable semiannually on April 1 and October 1 of each year. During the quarter ended June 30, 1997, a total of $9,902,000 of principal amount of the 10.5% Debentures was converted into 614,077 shares of common stock of the Company at the conversion price of $16.125 per share.

         As of June 30, 1997, the Company had $74,750,000 aggregate principal amount of 6.55% convertible subordinated debentures (the "6.55% Debentures"). The 6.55% Debentures are due on March 14, 2002 and were issued at a price of $903 per $1,000 principal amount at maturity, which represents an original issue discount of 9.70% from the principal amount thereof which is payable at maturity. Interest on the 6.55% Debentures is payable March 14 and September 14 in each year, commencing September 14, 1997. Such rate of interest and accrual of original issue discount represent a yield to maturity of 9.00% per annum (computed on a semiannual bond equivalent basis).

         The 6.55% Debentures are convertible into common stock of the Company at any time before maturity at an initial conversion ratio of 39.4754 shares of common stock for each $1,000 principal amount of 6.55% Debentures, subject to adjustment in certain events. As of June 30, 1997, there had been no conversions of the 6.55% Debentures.

NOTE 8.   SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information is as follows:

                                              For the 3 Mos. For the 3 Mos. For the 6 Mos.  For the 6 Mos.
                                                       Ended          Ended          Ended           Ended
                                               June 30, 1997  June 30, 1996  June 30, 1997   June 30, 1996
                                              -------------- -------------- --------------  --------------
Cash payments for bank credit
   facility interest expense                     $   898,145   $  1,280,560   $  2,123,185    $  1,749,093

Cash payments for mortgage notes                     492,134              -        985,426               -
   payable
Cash payments for convertible
   subordinated debentures' interest expense         893,550      2,299,763        893,500       2,299,763

Convertible subordinated debentures
   converted into shares of common stock:

 Convertible subordinated debentures             (9,902,000)   (10,008,000)   (10,559,000)    (10,665,000)

 Financing costs                                   (157,887)             -       (407,828)       (396,607)

 Shares of common stock                             614,077        620,646        654,818         629,452

 Additional paid in capital                       9,743,499     10,007,379     10,150,517      10,267,763

NOTE 9.    COMMITMENTS AND CONTINGENCIES

         The Company has committed a total of $160.2 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of June 30, 1997, the Company had funded approximately $58.0 million towards these commitments with the balance of $102.2 million expected to be funded over the next nine months.

         During May 1997, the Company provided a letter of credit in the amount of $2,869,800 to a third party lender in connection with a project under development. The lender may only draw on the letter of credit in the event that the developer defaults on the loan. The letter of credit expires in the earlier of one year or with payoff of the construction loan.

NOTE 10.   SUBSEQUENT EVENTS

         On July 23, 1997, the Company acquired a integrated delivery facility located in Chicago Heights, Illinois. The property's acquisition price of $9.0 million was funded with a draw against the Bank Credit Facility. The property is leased to a healthcare- related entity pursuant to a long-term operating lease.

         During July 1997, the Company raised net proceeds of $3.6 million with the sale of an additional 155,400 shares of common stock. The proceeds were used to reduce the Bank Credit Facility. Also during July the Company filed a registration statement ("Shelf Registration") with the Securities and Exchange Commission to enable the Company to offer up to an aggregate of $500,000,000 in debt securities, preferred stock, common stock, and warrants to purchase any of the foregoing securities at prices and terms to be determined at the time of sale.

         On July 18, 1997, the Company declared a dividend of $0.475 per share to the holders of common stock on August 1, 1997. The dividend will be paid in cash on August 15, 1997. The dividend related to the quarter ended June 30, 1997.

         For the period from July 1 through August 10, 1997, a total of $2,074,000 of principal amount of 10.5% Debentures has been converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 128,620 shares outstanding of common stock of the Company.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

         For the quarter ended June 30, 1997 the Company reported net income of $6.4 million or $0.43 per common share, compared to $4.6 million, or $0.42 per common share at June 30, 1996.

         Revenues for the quarter ended June 30, 1997 totaled $12.9 million, an increase of $4.0 million over June 30, 1996 revenues of $8.9 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made since June 30, 1996. Specifically, the Company's investments in real estate increased by approximately $105.2 million to $387.1 million at June 30, 1997 from $281.9 million at June 30, 1996. The Company's investments in mortgage loans increased $60.5 million to $90.9 million at June 30, 1997 from $30.4 million at June 30, 1996.

         Interest expense for the quarter ended June 30, 1997 totaled $3.4 million, an increase of $1.1 million over June 30, 1996 interest expense of $2.3 million. The increase is primarily due to a full quarter's interest related to the $23.3 Million Mortgage Note entered into in June 1996 and a half month's additional interest related to the $17.0 Million Mortgage Note. The Company also incurred a full quarter's additional interest on the 6.55% Debentures issued in March 1997 which was slightly offset by the decrease in interest accrued on the 10.5% Debentures due to conversions into the Company's common stock.

         Depreciation for the quarter ended June 30, 1997 totaled $2.1 million an increase of $0.6 million over June 30, 1996 depreciation of $1.5 million. This is primarily due to the acquisition of real estate properties subsequent to June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         For the six months ended June 30, 1997 the Company reported net income of $12.7 million or $0.86 per common share, compared to $8.7 million, or $0.84 per common share at June 30, 1996.

         Revenues for the six months ended June 30, 1997 totaled $24.2 million, increasing $7.9 million over June 30, 1996 revenues of $16.3 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made subsequent to June 30, 1996.

         Interest expense for the six months ended June 30, 1997 totaled $6.0 million, an increase of $2.1 million over June 30, 1996 interest expense of $3.9 million. The increase was due to five months' additional interest related to the $23.3 Million Mortgage Note entered into in June 1996 and a half month's additional interest related to the $17.0 Million Mortgage Note entered into in June of 1997. The Company also incurred an additional three months' interest on the 6.55% Debentures issued in March 1997 which was slightly offset by the decrease in interest accrued on the 10.5% Debentures due to conversions into the Company's common stock. Interest expense for the six months ended June 30, 1997 was also greater than interest expense for the same period in 1996 due to additional amounts outstanding under the Bank Credit Facility.

         Depreciation for the six months ended June 30, 1997 totaled $3.8 million an increase of $1.1 million over June 30, 1996 depreciation of $2.7 million. This is primarily due to the acquisition of real estate properties subsequent to June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During June 1997, the Company raised net proceeds of $29.9 million with the sale of 1.3 million shares of common stock at $24.25. During July 1997, the Underwriter exercised its 30-day option to purchase an additional 155,400 shares for net proceeds of $3.6 million, which was used to reduce the Bank Credit Facility. Also during July the Company filed a registration statement ("Shelf Registration") with the Securities and Exchange Commission to enable the Company to offer up to an aggregate of $500,000,000 in debt securities, preferred stock, common stock, and warrants to purchase any of the foregoing securities at prices and terms to be determined at the time of sale.

         At June 30, 1997, the outstanding balance of the Bank Credit Facility was $107.7 million, the entire balance of which was used for the acquisition of real estate and the funding of mortgage loans. Due to acquisitions of real estate and the funding of development projects subsequent to June 30, 1997, the balance of the Bank Credit Facility as of August 10, 1997 was $125.1 million.

         The Company's current intention is to utilize the Bank Credit
Facility on a short-term basis to finance future investments in property acquisitions and mortgage financing. The Company is currently evaluating various alternatives for additional equity and debt financing with which to finance those investments on a long-term basis.

         On July 18, 1997, the Company declared a dividend of $0.475 per share to the holders of common stock on August 1, 1997. The dividend will be paid in cash on August 15, 1997. The dividend related to the quarter ended June 30, 1997.

         The Company has a dividend reinvestment and stock purchase plan ("Plan") under which participants can automatically reinvest all or a portion of cash dividends in shares of the Company's common stock and can make voluntary cash payments for additional shares. Under the Plan, the Company had received $66,865 for the six months ended June 30, 1997 in exchange for 2,908 shares of common stock.

COMMITMENTS

         The Company has committed a total of approximately $160.2 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of June 30, 1997, the Company had funded approximately $58.0 million towards these commitments, with the balance of $102.2 million expected to be funded during the next twelve months. Financing for these commitments may be provided by funds from operations, borrowings under the Bank Credit Facility or private or public offerings of debt or equity.

         During May 1997, the Company provided a letter of credit in the amount of $2,869,800 to a third party lender in connection with a project under development. The lender may only draw on the letter of credit in the event that the developer defaults on the loan. The letter of credit expires in the earlier of one year or with payoff of the construction loan.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as, and should be considered, a forward- looking statement as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters, and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions may also prove materially incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                         PART II - OTHER INFORMATION



Item 6.       Exhibits and Report on Form 8-K

              (a)       Exhibits
                          27 Financial Data Schedule (for SEC use only)
              Not applicable

              (b)       Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CAPSTONE CAPITAL CORPORATION




                                                 By  /s/ MALCOLM E. McVAY
                                                     ---------------------------
                                                     Malcolm E. McVay
                                                     Chief Financial Officer

Date: August 11, 1997