Form 10-K/A
period 1996-12-31
CAPSTONE CAPITAL CORP
filed 1997-08-29
CIK 921767

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------
                                  FORM 10-K/A

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

                        COMMISSION FILE NUMBER 001-11345

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
          Securities registered pursuant to Section 12(b) of the Act:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
    Common Stock, $.001 par value per share               New York Stock Exchange, Inc.

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]       No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on March 14,
1997) of the Registrant held by non-affiliates on March 14, 1997, was approximately $331,205,388.

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

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
          General.....................................................    1
          Investments.................................................    2
          Selected Operators..........................................    5
          HEALTHSOUTH.................................................    5
          Columbia/HCA................................................    6
          MedPartners.................................................    6
          Integrated Health...........................................    6
          Tenet.......................................................    7
          Investment Policy...........................................    7
          Leases......................................................    7
          Development Arrangements....................................    8
          Competition.................................................    9
          Government Regulation.......................................    9
          Medicaid, Medicare, Blue Cross and Other Revenue Sources....   11
          Interest Rate Sensitivity...................................   12
          Environmental Matters.......................................   13
          Insurance...................................................   13
          Employees...................................................   14
Item 2.   Properties..................................................   14
          Headquarters................................................   14
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   14
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 8.   Financial Statements and Supplementary Data.................   15
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   15
Item 10.  Directors and Executive Officers of the Registrant..........   15
          Directors...................................................   15
          Executive Officers..........................................   15
Item 11.  Executive Compensation......................................   16
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   16
Item 13.  Certain Relationships and Related Transactions..............   16
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   16

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a real estate investment trust which owns, leases and invests in a diversified portfolio of healthcare properties (the "Investments"). As of February 28, 1997, the Investments consisted of (i) 67 healthcare properties leased to 18 healthcare operators (the "Leased Properties") and (ii) 22 mortgage loans on healthcare properties (the "Mortgage Loans"). For the year ended December 31, 1996, the Company realized approximately $32.0 million of rental income from the Leased Properties and approximately $3.2 million of interest income from the Mortgage Loans. The Investments are located in 17 states primarily in the southeastern and western regions of the United States and represent a variety of facility types in diverse healthcare industry segments. The Investments, including commitments to invest certain of which have been partially funded, have grown from approximately $115 million at inception on June 30, 1994 to approximately $527 million on February 28, 1997.

     Substantially all of the leases (the "Leases") for Leased Properties are triple net leases which require the lessees to pay, in addition to base rent, any additional rent and all additional charges, including any fines, penalties, interest and costs which may be levied for nonpayment or late payment thereof, all operating expenses, taxes, environmental clean up costs, association dues, insurance premiums, assessments, levies, fees, water and sewer rents and charges and all governmental charges with respect to the applicable Leased Property. The Leases generally provide for increases in rent commencing after the first year, have primary terms of 10 to 15 years with options to extend the term at least 10 years and grant the lessees a right of first refusal to acquire the Company's interest. Mortgage Loans generally have initial maturities of between 5 and 15 years require monthly installments of principal and interest and bear interest at initial rates ranging from 9.25% to 11.75% that increase annually at either a negotiated fixed rate or a rate based on the consumer price index. Approximately 67% of the Company's Investments as of February 28, 1997, are operated by public healthcare companies or their subsidiaries, including HEALTHSOUTH Corporation ("HEALTHSOUTH"), Columbia/HCA Healthcare Corporation ("Columbia/HCA"), MedPartners, Inc. ("MedPartners"), Integrated Health Services, Inc. ("Integrated Health"), and Tenet Healthcare Corporation ("Tenet"). For the year ended December 31, 1996, the Company derived approximately 33.4% and 19.5% of its revenues from HEALTHSOUTH and Columbia, respectively.

     The Company believes it is an important source of capital for the healthcare industry and intends to continue investing in a high-quality portfolio of properties managed by established operators of rehabilitation, alternate-site care, long-term care and acute-care facilities. The Company diversifies its portfolio by operator, geography, facility type and healthcare industry segment. The Company identifies potential investment opportunities through (i) the relationship of certain members of its Board of Directors with HEALTHSOUTH, MedPartners and Integrated Health (three of which are also directors of HEALTHSOUTH, two of which are also directors of MedPartners and one of which is also a director of Integrated Health), (ii) relationships of its management and Board of Directors with other healthcare operators and developers, (iii) brokers and other industry contacts. Leases with HEALTHSOUTH, MedPartners and Integrated Health are entered into on terms no less favorable than Leases with unrelated lessees with similar credit criteria.

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

INVESTMENTS

     The following table sets forth as of December 31, 1996, certain information regarding the Company's Investments:

            OPERATOR AND                TYPE OF       TYPE OF       AMOUNT OF       % OF          1996
          PROPERTY NAME(1)             INVESTMENT   PROPERTY(2)   INVESTMENT(3)   PORTFOLIO    REVENUE(4)
          ----------------             ----------   -----------   -------------   ---------   ------------
HEALTHSOUTH
  Altoona Rehabilitation Hospital      Equity         IRF         $ 17,202,200        5.0%    $  1,208,269
  Great Lakes Rehab. Hospital          Equity         IRF           14,523,233        4.2        1,920,286
  One-7000 Building                    Equity         AHF           13,386,327        3.9        1,718,577
  Mechanicsburg Rehabilitation
     Hospital                          Equity         IRF           12,446,057        3.6          873,943
  Richmond Medical Building II         Equity         AHF           10,103,030        3.0        1,302,115
  Birmingham Medical Building II       Equity         AHF            9,706,385        2.8        1,247,763
  South County Medical Center          Equity         ASF            7,400,000        2.2          865,665
  Birmingham Medical Building I        Equity         AHF            4,749,782        1.4          612,368
  American Sports Medicine Institute   Equity         AHF            3,233,794        0.9          409,162
  Coral Gables Rehabilitation Center   Equity         ORF            2,323,581        0.7          298,257
  Larkin Medical Building              Equity         AHF            2,272,675        0.7          291,792
  Richmond Medical Building I          Equity         AHF            2,121,241        0.6          267,410
  Little Rock Rehabilitation Center    Equity         ORF            2,081,408        0.6          267,151
  West County Surgery Center           Equity         ASF            1,926,642        0.6                0
  Virginia Beach Rehabilitation
     Center                            Equity         ORF            1,460,000        0.4          189,414
  North Shore Surgical Center          Equity         ASF              919,420        0.3          113,550
                                                                  ------------      -----     ------------
                                                                  $105,855,775       30.9%    $ 11,585,722
COLUMBIA/HCA
  Sunrise Mountainview Medical Center  Equity         AHF         $ 29,519,775        8.6%    $  2,431,834
  Sarasota Medical Center              Equity         AHF           14,440,677        4.2        1,696,848
  Beaumont Regional Professional
     Tower                             Equity         AHF            8,892,446        2.6          963,535
  Bonita Bay Medical Center            Equity         ASF            8,039,347        2.4          920,328
  Cape Coral Medical Plaza             Equity         ASF            5,608,615        1.6          636,564
  Northlake Surgical Center            Equity         ASF            1,050,845        0.4          124,365
                                                                  ------------      -----     ------------
                                                                  $ 67,551,705       19.8%    $  6,773,474
MEDPARTNERS
  Melbourne Medical Building           Equity         PC          $  9,387,537        2.7%    $     24,416
  Par Place Medical Center             Equity         PC             6,585,580        1.9          424,658
  Brookstone Office Building           Equity         PC             5,951,001        1.7          133,984
  McCollough Clinic                    Equity         PC             6,031,549        1.8          746,928
  Melbourne Clinic                     Equity         PC             2,450,000        0.7        1,198,803
  Greenwood Medical Building           Equity         PC             1,801,495        0.5          237,938
  Columbus OB/GYN Clinic               Equity         PC             1,509,000        0.4          215,990
  Indialantic Medical Building         Equity         PC             1,232,168        0.4          195,153
  West Palm Beach Medical Building     Equity         PC               581,693        0.2           79,771
                                                                  ------------      -----     ------------
                                                                  $ 35,530,023       10.3%    $  3,257,641
INTEGRATED HEALTH
  Oakwood Nursing & Rehabilitation     Equity         SAC         $ 10,197,045        3.0%    $  1,158,971
  Mountain View Nursing Center         Equity         SNF            9,863,626        2.9        1,109,352
  Gravois Nursing Center               Equity         SAC            8,590,764        2.5          964,881
                                                                  ------------      -----     ------------
                                                                  $ 28,651,435        8.4%    $  3,233,204

            OPERATOR AND                TYPE OF       TYPE OF       AMOUNT OF       % OF          1996
          PROPERTY NAME(1)             INVESTMENT   PROPERTY(2)   INVESTMENT(3)   PORTFOLIO    REVENUE(4)
          ----------------             ----------   -----------   -------------   ---------   ------------
TENET
  Midway Medical Plaza                 Equity         AHF         $ 20,616,569        6.0%    $  2,236,498
  Chapman General Hospital             Mortgage       ACH            7,913,076        2.3          881,134
                                                                  ------------      -----     ------------
                                                                  $ 28,529,645        8.3%    $  3,117,632
KERLAN-JOBE
  Kerlan-Jobe Orthopaedic Clinic       Mortgage       IDF         $  3,998,950        1.2%    $     22,998
                                                                  ------------      -----     ------------
                                                                  $  3,998,950        1.2%    $     22,998
MEDCATH, INC.
  Tucson Heart Hospital                Mortgage       ACH         $  4,353,526        1.3%    $     88,142
                                                                  ------------      -----     ------------
                                                                  $  4,353,526        1.3%    $     88,142
QUORUM
  Gadsden Medical Building II          Equity         AHF         $  5,862,999        1.7%    $    712,461
  Desert Springs Medical Plaza         Equity         AHF            4,751,687        1.4          578,969
  Hamiter Building                     Equity         AHF            4,422,253        1.3          537,941
  Goodyear Clinic                      Equity         AHF            1,621,732        0.5          203,175
                                                                  ------------      -----     ------------
                                                                  $ 16,658,671        4.9%    $  2,032,546
RAMSAY HEALTH CARE
  Desert Vista Hospital                Equity        CMHH         $  8,550,000        2.5%    $  1,047,546
  Mission Vista Hospital               Equity        CMHH            3,950,000        1.2          524,386
                                                                  ------------      -----     ------------
                                                                  $  12,500,00        3.7%    $  1,571,932
HORIZON/CMS
  Southeast Texas Rehab. Hospital      Equity         IRF         $ 10,551,197        3.1%    $    797,144
                                                                  ------------      -----     ------------
                                                                  $ 10,551,197        3.1%    $    797,144
COGBURN
  Ideal Nursing Center                 Mortgage       SNF         $  4,887,005        1.4%    $    542,591
  Cogburn Health Center                Mortgage       SNF            3,958,508        1.2          454,236
                                                                  ------------      -----     ------------
                                                                  $  8,845,513        2.6%    $    996,827
NEW VISTA HEALTH SERVICES, INC.
  Diana Lynn Lodge                     Mortgage       SNF         $  4,850,000        1.4%    $          0
  West Los Angeles Pavilion            Mortgage       SNF            1,000,000        0.3                0
  Oak Park Manor                       Mortgage       ALF            2,196,835        0.6           53,032
                                                                  ------------      -----     ------------
                                                                  $  8,046,835        2.3%    $     53,032
VANGUARD CARE
  Silver Haven Care Nursing Center     Mortgage       SNF         $  2,533,112        0.7%    $    332,773
  Valley View Nursing Center           Mortgage       SNF              968,543        0.3          127,069
  Richardson Manor Nursing Center      Mortgage       SNF              281,580        0.1           37,374
                                                                  ------------      -----     ------------

                                                                  $  3,783,235        1.1%    $    497,216
NEW MEDICAL PROPERTY INVESTORS
  Southwest General Hospital           Equity         AHF         $  2,368,092        0.7%    $    306,624
                                                                  ------------      -----     ------------
                                                                  $  2,368,092        0.7%    $    306,624
TRI-COUNTY CONVALESCENT HOME, INC.
  Adamsville                           Mortgage       SNF         $  2,237,138        0.7%    $      8,531
                                                                  ------------      -----     ------------
                                                                  $  2,237,138        0.7%    $      8,531

            OPERATOR AND                TYPE OF       TYPE OF       AMOUNT OF       % OF          1996
          PROPERTY NAME(1)             INVESTMENT   PROPERTY(2)   INVESTMENT(3)   PORTFOLIO    REVENUE(4)
          ----------------             ----------   -----------   -------------   ---------   ------------
SSM HEALTH SYSTEMS, INC.
  Clayton Big Bend Medical Center      Equity         PC          $  2,280,562        0.7%    $    347,534
                                                                  ------------      -----     ------------
                                                                  $  2,280,562        0.7%    $    347,534
IVY HALL ASSOCIATES
  Ivy Hall/Atlanta                     Mortgage       ALF         $    147,347        0.0%    $        737
                                                                  ------------      -----     ------------
                                                                  $    147,347        0.0%    $        737
                                                                  ------------      -----     ------------
Total                                                             $341,889,649      100.0%    $ 34,690,936
                                                                  ============      =====     ============

---------------

(1) Operators are Lessees, Borrowers, Guarantors or primary sublessees of the healthcare facilities.
(2) AHF means ancillary hospital facility, ACH means acute-care hospital, ALF means assisted living facility, ASF means ambulatory surgery facility, CMHH means comprehensive mental health hospital, IDF means integrated delivery facility, IRF means inpatient rehabilitation facility, ORF means outpatient rehabilitation facility, PC means physician clinic, SAC means sub-acute care facility, and SNF means skilled nursing facility.
(3) Based on actual investment at December 31, 1996.
(4) Reflects actual income earned for the year ended December 31, 1996.

     Ancillary hospital facilities, which are contiguous or adjacent to a hospital, contain physician offices and provide a variety of medical services such as diagnostic, outpatient surgery and rehabilitation services, selected hospital support services and educational and research activities. Acute-care hospitals provide a full range of inpatient, acute healthcare services. Assisted living facilities generally provide extended care and a variety of healthcare services to the elderly in a more residential setting. Ambulatory surgery facilities provide various surgical procedures, typically on an outpatient basis. Comprehensive mental health hospitals provide a full range of treatment for psychiatric and chemical dependency disorders. Integrated delivery facilities provide a variety of medical services such as primary care, laboratory and diagnostic services, outpatient surgery and emergency care. Inpatient rehabilitation facilities provide a full range of inpatient rehabilitation services to patients experiencing significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems and neuromuscular disease. Outpatient rehabilitation facilities offer a comprehensive range of rehabilitative healthcare services, including physical and occupational therapy, and focus predominantly on orthopedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries and various neurological/neuromuscular conditions. Physician clinics provide a variety of outpatient diagnostic and therapeutic healthcare services. Sub-acute care facilities provide monitoring, specialized care and comprehensive rehabilitative therapy required by sub-acute and medically complex patients. Skilled nursing facilities provide extended care and a variety of acute-care healthcare services to the elderly.

     The following table sets forth as of December 31, 1996 the distribution of the Company's Investments by state.

                                                   NUMBER OF
STATE                                              FACILITIES      INVESTMENT(1)      % OF PORTFOLIO
-----                                              ----------      -------------      ---------------
Florida..........................................      12          $ 72,259,202            21.1%
Alabama..........................................       9            44,474,007            13.0%
Texas............................................       7            29,544,970             8.6%
California.......................................       6            40,575,430            11.9%
Missouri.........................................       4            20,197,968             5.9%
Pennsylvania.....................................       4            54,035,116            15.8%
Virginia.........................................       4            23,881,316             7.0%
Georgia..........................................       3             2,707,192             0.8%
Arizona..........................................       2            12,903,526             3.8%
Nevada...........................................       2            34,271,462            10.0%
Tennessee........................................       2             4,038,633             1.2%
Arkansas.........................................       1             2,081,408             0.6%
Illinois.........................................       1               919,420             0.3%
                                                       --          ------------            ----
          TOTAL..................................      57          $341,889,650             100%

---------------

(1) Based on actual investment at December 31, 1996.

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

     INTEGRATED HEALTH. Integrated Health, formed in 1986, and headquartered in Owings Mills, Maryland, is one of the nation's leading providers of sub-acute healthcare services. Integrated Health's strategy is to use geriatric care facilities as platforms to provide a wide variety of medical and rehabilitative services more typically delivered in the acute-care hospital setting. Integrated Health's focus on providing sub-acute care is designed to address the fact that cost containment measures implemented by private insurers and limitations on government reimbursement of hospital costs have resulted in the discharge from hospitals of many patients who continue to require sub-acute care. These patients often cannot be effectively cared for in the home because of the complex monitoring and specialized medical treatment required. Because geriatric care facilities have lower capital and operating costs than acute-care hospitals, Integrated Health is able to offer these complex medical services at a significantly lower cost than acute-care hospitals. As of December 31, 1996, Integrated Health operated over 1,000 post-acute service locations in 40 states throughout the United

States. On October 21, 1996, Integrated Health announced that it had entered into a definitive merger agreement pursuant to which it will acquire Coram Healthcare Corp, which is the largest provider of home infusion services with annualized 1996 revenues of $532 million and 112 locations in 43 states.

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

     The primary factor in determining whether to make an investment as a Lease or Mortgage Loan is the financing structure proposed by the owner or developer. In evaluating whether to purchase a property for lease, the Company considers such factors as (i) the geographic area, type of property and demographic profile; (ii) the location, construction quality, condition and design of the property; (iii) the current and anticipated cash available for distribution and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors; (iv) the potential for capital appreciation, if any; (v) the growth, tax and regulatory environment of the communities in which the properties are located; (vi) the occupancy and demand for similar health facilities in the same or nearby communities; (vii) the mix of private and government sponsored patients; (viii) any potential alternative uses of the facilities; (ix) prospects for liquidity through financing or refinancing; (x) industry segment and operator diversification; and (xi) the suitability of the potential investments in light of maintaining REIT status.

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

LEASES

     Each Lease relates to a healthcare facility, comprised generally of the land, buildings, other improvements and certain fixtures, for a use, in most cases, restricted to the intended healthcare related use and for such other uses as may be necessary in connection with or incidental to such use (the "Primary Intended Use"). Generally, personal property is not being purchased or leased, although the Company has been granted an option to purchase any personal property necessary or appropriate for the operation of the Leased

Properties for an amount equal to the then-current book value (original cost less accumulated depreciation on the books of the lessee). The Leases have initial terms ranging from 10 to 15 years with the majority having one or more renewal terms providing in total at least 10 additional years exercisable by the lessee. The Leases are subject to earlier termination upon the occurrence of an event of default under the Lease by the lessee. Base rent varies by Lease, taking into consideration many factors, including the credit of the lessee, purchase price of the property, operating performance of the facility, location, type and physical condition of the facility. The Leases generally provide for additional rent commencing after the first year based on either a set percentage increase on a rate based on the consumer price index, with annual increases generally limited to a maximum of 5%.

     Substantially all of the Leases are triple net leases which require the lessees to pay, in addition to base rent, any additional rent and all additional charges, including any fines, penalties, interest and costs which may be levied for nonpayment or late payment thereof, all operating expenses, taxes, environmental clean up costs, association dues, insurance premiums, assessments, levies, fees, water and sewer rents and charges, all governmental charges with respect to the applicable Leased Property and ground rent in the case of the Larkin Medical Building, Virginia Beach, North Lake, North Shore, Great Lakes, Altoona, Mechanicsburg, Southwest General Medical Building, Cape Coral Medical Plaza, Bonita Bay Medical Centre and Sarasota Medical Centre facilities.

     Each lessee is required, at its expense, to maintain its leased property in good order and repair. The Company is not required to repair, rebuild or maintain the Leased Properties. Under certain Leases, the Company must purchase from the lessees certain structural capital improvements and replacements made by such lessees or otherwise compensate the lessees.

     Generally, the Leases also contain provisions which generally permit the lessees, under certain circumstances, to terminate the Leases and to repurchase the applicable Leased Property for a price equal to the Minimum Repurchase Price (as defined in the Leases) or to substitute another property or properties for the applicable Leased Property. These circumstances include (i) the occurrence of certain damage to or destruction of the Leased Properties, (ii) condemnation and (iii) mutual agreement of the parties. The Integrated Health Leases contain an option, commencing at the end of the fifth year, to repurchase the Leased Property for a purchase price equal to the Minimum Repurchase Price (as defined in the Leases). Each of the lessees has a right of first refusal to purchase the Leased Property during the terms of the Leases and for a short period of time following the expiration of the terms of the Leases on the same terms and conditions as the Company may propose to sell such Leased Property to an unrelated third party.

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

     Rental arrangements are subject to federal and state laws and regulations governing illegal rebates, kickbacks and referrals where co-investors are physicians or others in a position to refer patients to the facilities. The effect of these laws and regulations is generally to prohibit, through the imposition of criminal and civil penalties (including program exclusion), payment arrangements that are construed to include compensation for patient referrals. Although there can be no assurance that government enforcement agencies' and courts' interpretations of these laws will be consistent with that of the Company, the Company does not believe that it has, nor is it aware that any of the Operators have, any rental arrangements that do not comply in all material respects with these laws. Legislative and regulatory proposals may be enacted or adopted in the future that adversely affect physicians and other healthcare providers that invest in healthcare facilities, regardless of whether there is compensation for referrals, by limiting reimbursement by the Medicare and Medicaid programs of otherwise covered services, requiring disclosures of such interests, or imposing civil monetary and criminal penalties for violations of proscriptions against referrals to such facilities. Such legislation or regulations could adversely affect the ability of Operators to generate the cash flow necessary to make payments to the Company under the Leases or Mortgage Loans, as applicable.

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

     Licensure and certification are separate, but related, regulatory activities. The former is usually a state or local requirement and the latter is a federal requirement. In almost all instances, licensure and certification will follow specific standards and requirements that are set forth in readily available public documents. Compliance with the requirements is monitored by annual on-site inspections by representatives of various government agencies. To the best of the Company's knowledge, all of the hospitals affiliated with the ancillary hospital facilities have obtained all necessary CONs. To the best of the Company's knowledge, all of the Leased Properties have obtained CONs, where applicable. Loss by a facility of its ability to participate in government sponsored programs because of licensing, certification or accreditation deficiencies or because of program exclusion resulting from violations of law would have adverse effects on its revenues and, therefore, its ability to generate the cash flow necessary to make payment to the Company under the Leases or Mortgage Loans, as applicable.

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

     The healthcare industry is undergoing significant changes as government and third party payors adopt techniques, including managed care, to control the cost, utilization and delivery of healthcare services. In addition to extensive existing governmental healthcare regulation, there are numerous initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. Aspects of certain of these healthcare proposals, such as further reductions in Medicare and Medicaid payments and increased use of managed care, if adopted, could adversely affect the Company by reducing the Operators' ability to generate the cash flow necessary to make payments to the Company under the Leases and Mortgage Loans, as applicable. Other cost-control initiatives regarding the cost and delivery of healthcare are also currently being considered, and reductions in payments to physicians or other changes in reimbursement for healthcare services by other third-party payors could materially adversely affect the financial condition of the sublessees. Substantially all of the tenants or sublessees under leases are in the medical profession and the Company believes that such tenants are dependent on payment for their services by third-party payors. No assurance can be given whether or to what extent any of the healthcare proposals will be enacted into law, or the effect any such proposals or subsequent legislation or other changes regarding healthcare would have on the financial condition of the tenants or owners of the healthcare facilities underlying the Investments and their ability to generate the cash flow necessary to make payments to the Company under the Leases or Mortgage Loans, as applicable, or to renew the Leases.

     Healthcare operators are subject to federal and state laws and regulations which govern financial and other arrangements between healthcare providers. These laws prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. They also require compliance with a variety of safety, health and other requirements relating to the conditions of the licensed facility and quality of care provided. Possible sanctions for violation of these laws and regulations include loss of license or certification, the imposition of civil monetary and criminal penalties and potential exclusion from Medicare and Medicaid programs, any of which could adversely affect the ability of an Operator to generate the cash flow necessary to make payments under the Leases or Mortgage Loans, as applicable.

     In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs.

     Because this area of the law currently is subject to intense scrutiny, additional laws and regulations may be enacted which could require changes in certain operations of Operators. For example, a tenant's loss of license or Medicare/Medicaid certification could result in the Company or a lessee or borrower having to obtain another tenant for the affected healthcare facilities underlying the Investments. No assurances can be given that the Company or any Operator could contract with such a tenant on a timely basis or on acceptable terms and a failure to do so could have an adverse effect on the Company's revenues.

     In addition to current regulations, the Clinton administration and Congress may propose legislation affecting the payment for and availability of health care services. Aspects of certain health care proposals, such as reductions in Medicare and Medicaid payments, if adopted, could adversely affect Operators and, therefore, their ability to generate the cash flow necessary to make payment to the Company under the Leases or Mortgage Loans, as applicable. Alternatively, other aspects of reform proposals, such as universal health insurance coverage and coverage of certain previously uncovered services, could have a positive impact on certain Operators. It is not possible at this time to predict what, if any, reforms may be adopted by Congress or state legislatures.

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

     Third-party payors, including commercial insurance companies, health maintenance organizations, and preferred provider organizations, increasingly demand enhanced quality and lower or discounted prices from healthcare providers. Moreover, many third-party payors are adopting capitated RBRVS-based reimbursement methodologies, which are also likely to reduce potential physician reimbursements and have already adversely affected the income of many physicians. These demands may lead to reductions in present and future reimbursements for services provided by Operators. Such diminution of income could have an adverse affect on the Operators' ability to generate the cash flow necessary to make payments to the Company under the Leases or Mortgage Loans as applicable.

INTEREST RATE SENSITIVITY

     The degree of risk associated with the Company's borrowings will increase to the extent that the Company borrows on terms involving variable interest rates and/or "balloon" payments at maturity. Borrowings under the Bank Credit Facility bear interest at a rate chosen by the Company from either the base rate of NationsBank or the Eurodollar rate plus a percentage that varies from 1% to 1.625%. At June 30, 1997, the Company had variable interest rate indebtedness aggregating approximately $110.6 million under the Bank Credit Facility. Future indebtedness may also bear interest at a floating rate. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay dividends to stockholders.

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances (including injuries to persons and adjacent property as well as fines). Most, if not all, of these laws, ordinances and regulations contain stringent enforcement provisions including, but not limited to, the authority to impose substantial administrative, civil and criminal fines and penalties upon violators. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and may be imposed on the owner in connection with the activities of an operator of the property. The cost of any required remediation, removal, fines or personal or property damages and the owner's liability therefor could exceed the value of the property and/or the aggregate assets of the owner or affect an operator's ability to satisfy its financial obligations to the Company under the Leased Properties or Mortgage Loans. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, may adversely affect the owner's ability to sell or lease such property or to borrow using such property as collateral. In addition, under the laws of some states and under the Comprehensive Environmental Response, Compensation and Liability Act, a lender may be held liable under certain circumstances as an "owner" or "operator" for costs of addressing releases or threatened releases of hazardous substances at a property in which the lender holds a security interest.

     Operations at the healthcare facilities underlying the Investments have been and will continue to be subject to numerous federal, state and local environmental laws, ordinances and regulations, including those relating to the generation, segregation, handling, packaging and disposal of radioactive materials and other medical wastes as well as facility siting, construction, occupational training and safety, disposal of non-medical wastes, underground storage tanks and ash emissions from incinerators. In addition, certain of the Investments were built prior to the time prohibitions on the use of asbestos in building construction were enacted and other such facilities may be acquired by the Company in the future.

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

ITEM 2.  PROPERTIES

     Information with respect to the Company's Investments is set forth in Item 1 of this Report.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "CCT". The following table sets forth, for the fiscal periods indicated, since the Common Stock began trading, the high and low closing sales prices of the Common Stock on the NYSE, and the dividend distributions per share declared by the Company with respect to each applicable quarter:

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
                                                   Secretary and Treasurer

     Mr. Scrushy is Chairman and Chief Executive Officer of HEALTHSOUTH and is a co-founder of the Company. Prior to founding HEALTHSOUTH in 1983, Mr. Scrushy served as a Vice President of Lifemark Corporation, a NYSE-listed company. He also serves on the Board of Directors of Integrated Health Services, Inc., and MedPartners, Inc.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama, on August 29, 1997.

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
               Medical Plaza, L.C., and Capstone of Cape Coral, Ltd., dated
               October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
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
               by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Cape Coral, Ltd. to enter into a Lease Agreement with Cape Coral Medical Plaza,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
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