Form 10-Q/A
period 1997-03-31
CAPSTONE CAPITAL CORP
filed 1997-08-29
CIK 921767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                   FORM 10-Q/A

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

                          CAPSTONE CAPITAL CORPORATION

                                   FORM 10-Q

                                 March 31, 1997

                               TABLE OF CONTENTS



Part I  -   Financial Information

Item   1.   Condensed Consolidated Financial Statements                Page
            Condensed Consolidated Balance Sheets                        2
            Condensed Consolidated Statements of Income                  3
            Condensed Consolidated Statements of Cash Flow               4
            Notes to Condensed Consolidated Financial Statements         5

Item   2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

Part II -   Other Information

Item 6.     Exhibits                                                    11

Signatures                                                              12

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

NOTE 3.    MORTGAGE NOTES RECEIVABLE

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

NOTE 4.    MORTGAGE NOTE PAYABLE

     The Company has a mortgage note payable to a life insurance company for a principal amount of $23.3 million ("Mortgage Note"). The Mortgage Note bears interest at 8.5% and is payable in 360 monthly payments of principal and interest. The Mortgage Note is collateralized by an ancillary hospital facility purchased in January 1996 for $30 million.

NOTE 5.    BANK CREDIT FACILITY

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

NOTE 6.    CONVERTIBLE SUBORDINATED DEBENTURES

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

NOTE 7.    SUPPLEMENTAL CASH FLOW INFORMATION

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



NOTE 8.    COMMITMENTS AND CONTINGENCIES

      The Company has committed a total of $164.7 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of March 31, 1997, the Company had funded approximately $39.1 million towards these commitments with the balance of $125.6 million expected to be funded over the next 12 months.

NOTE 9.    SUBSEQUENT EVENTS

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

      Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles), less gains from sales of property and rental income recognized on a straight-line basis on those leases with scheduled rent increases, plus depreciation and amortization. Set forth below is a summary of the calculation of FFO:

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
                                              ===========       ===========

        FFO for the quarter ended March 31, 1997 totaled $7,377,476, an increase of $2,411,332 over FFO for the same period in 1996 of $4,966,144. The increase is attributable primarily to increases in net income and depreciation and amortization expense.

        FFO should not be considered as an alternative to net income or any other generally accepted accounting principle measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing and financing activities as a measure of liquidity. The Company believes that FFO is an important supplemental measure of the operating performance of a REIT's portfolio considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time. FFO provides an alternative measurement criteria, exclusive of certain non-cash items included in GAAP income, by which to evaluate the performance of such investments. Additionally, FFO is consistent with measures used by analysts to evaluate the Company and other REITs. The Company therefore discloses FFO, although it is a measurement that is not defined by generally accepted accounting principles. The Company's measure may not be comparable to similarly titled measures used by other REITs. Consequently, the Company's FFO may not provide a meaningful measure of the Company's performance as compared to that of other REITs.

        Set forth below are amounts for operating, investing and financing cash flows.

                                                For The            For The
                                             Quarter Ended     Quarter Ended
                                             Mar. 31, 1997     Mar. 31, 1996
                                             -------------     -------------
Net cash provided by operating activities     $  9,093,535      $  5,147,632
Net cash used in investing activities          (68,061,677)      (22,595,496)
Net cash provided by financing activities       59,024,625        17,779,907


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

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K

         (a)      Exhibits

                  *27  -    Financial Data Schedule (for SEC use only)


         (b)      Reports on Form 8-K

         A report on Form 8-K was filed by the Company on March 4, 1997 reporting the Company's 1996 financial statements.


---------

* Previously filed.
                                       11

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAPSTONE CAPITAL CORPORATION




                                             By    /s/ MALCOLM E. MCVAY
                                                -----------------------------
                                                Malcolm E. McVay
                                                Chief Financial Officer

Date:    August 29, 1997