Form 10-Q/A
period 1997-06-30
CAPSTONE CAPITAL CORP
filed 1997-08-29
CIK 921767

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

                                  FORM 10-Q/A

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

NOTE 4.    MORTGAGE NOTES PAYABLE

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

NOTE 5.    BANK CREDIT FACILITY

         The Company has a $170 million unsecured line of credit ("Bank Credit Facility") which is participated in by a consortium of eight banks. At June 30, 1997, the Company had drawn $107.7 million against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans. The Bank Credit Facility is available until June 24, 2000.

NOTE 6.    CONVERTIBLE SUBORDINATED DEBENTURES

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

NOTE 8.    COMMITMENTS AND CONTINGENCIES

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

NOTE 9.    SUBSEQUENT EVENTS

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

         Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles), less gains from sales of property and rental income recognized on a straight-line basis on those leases with scheduled rent increases, plus depreciation and amortization. Set forth below is a summary of the calculation of FFO:



                                                    For The         For The
Reconciliation of net income to               Quarter Ended   Quarter Ended
funds from operations                         June 30, 1997   June 30, 1996
                                              -------------   -------------
Net income                                     $  6,441,825    $  4,598,284
   Add:  Depreciation and amortization            2,265,752       1,532,826
   Less: Gain on sale of asset                           --        (193,672)
   Less: Straight-line rental income               (657,137)       (601,700)
                                               ------------    ------------

         Funds from operations                 $  8,050,440    $  5,335,738
                                               ============    ============


         FFO for the quarter ended June 30, 1997 totaled $8,050,440, an increase of $2,714,702 over FFO for the same period in 1996 of $5,335,738. The increase is attributable primarily to increases in net income and depreciation and amortization expense.

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

                                                For The            For The
                                             Quarter Ended     Quarter Ended
                                             June 30, 1997     June 30, 1996
                                             -------------     -------------
Net cash provided by operating activities     $  7,365,584      $  3,721,145
Net cash used in investing activities          (88,947,063)      (47,343,158)
Net cash provided by financing activities       81,137,521        44,121,993


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

         Set forth below is a summary of the calculation of FFO:


                                                             For The             For The
                                                          Six Months          Six Months
Reconciliation of net income to                                Ended               Ended
funds from operations                                  June 30, 1997       June 30, 1996
                                                       -------------       -------------
Net income                                              $  12,686,897        $  8,737,932
   Add:  Depreciation and amortization                      4,051,890           2,884,934
   Less: Gain on sale of asset                                     --            (193,672)
   Less: Straight-line rental income                       (1,310,871)         (1,132,812)
                                                        -------------        ------------

         Funds from operations                          $  15,427,916        $ 10,296,382
                                                        =============        ============



         FFO for the six months ended June 30, 1997 totaled $15,427,916, an increase of $5,131,534 over FFO for the same period in 1996. The increase is attributable primarily to increases in net income and depreciation and amortization expense.

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


                                                                   For The              For The
                                                                Six Months           Six Months
                                                                     Ended                Ended
                                                             June 30, 1997        June 30, 1996
                                                             -------------        -------------
Net cash provided by operating activities                     $  16,459,089         $  8,868,777
Net cash used in investing activities                          (157,008,740)         (69,938,654)
Net cash provided by financing activities                       140,162,146           61,901,900


LIQUIDITY AND CAPITAL RESOURCES


        During July 1997, the Company raised net proceeds of $29.9 million with the sale of 1.3 million shares of common stock at $24.25. During July 1997, the Underwriter exercised its 30-day option to purchase an additional 155,400 shares for net proceeds of $3.6 million, which was used to reduce the Bank Credit Facility. Also during July the Company filed a registration statement ("Shelf Registration") with the Securities and Exchange Commission to enable the Company to offer up to an aggregate of $500,000,000 in debt securities, preferred stock, common stock, and warrants to purchase any of the foregoing securities at prices and terms to be determined at the time of sale.

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

Date: August 29, 1997