Form 10-K/A
period 1996-12-31
CAPSTONE CAPITAL CORP
filed 1997-09-16
CIK 921767

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama, on September 16, 1997.

                                          CAPSTONE CAPITAL CORPORATION

                                          By:     /s/ JOHN W. MCROBERTS
                                            ------------------------------------
                                                     John W. McRoberts,
                                               President and Chief Executive
                                                           Officer

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
13.1      --   Management's Discussion and Analysis of Financial Condition
               and Results of Operations, incorporated by reference in the
               Form 10-K/A to the Capstone Capital Corporation Annual
               Report to Shareholders for the fiscal year ended December
               31, 1996.
23.1      --   Consent of KPMG Peat Marwick LLP.