Form 10-K/A
period 1996-12-31
CAPSTONE CAPITAL CORP
filed 1997-09-26
CIK 921767

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama, on September 26, 1997.

                                          CAPSTONE CAPITAL CORPORATION

                                          By:     /s/ JOHN W. MCROBERTS
                                            ------------------------------------
                                                     John W. McRoberts,
                                               President and Chief Executive
                                                           Officer

                              INDEX TO EXHIBITS

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  3.1     --   Articles of Incorporation of the Company incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 3.1 to the Company's Form S-11 Registration
               Statement No. 33-77788, dated April 15, 1994, together with
               Amendment to Articles of Incorporation incorporated by
               reference to Exhibit 3.3 to the Company's Form S-11
               Registration Statement No. 33-77788, and Amendment to
               Articles of Incorporation incorporated by reference to
               Exhibit 3.4 to Amendment No. 2 to the Company's Form S-11
               Registration Statement No. 33-77788.
  3.2     --   Amended and Restated By-Laws of the Company incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 3.2 to Amendment No. 1 to the Company's Form S-11
               Registration Statement No. 33-89756, dated March 6, 1995.
  4.1     --   Specimen of Common Stock Certificate incorporated by
               reference (pursuant to the provisions of Rule 12b32) to
               Exhibit 4 to the Company's Form S-11 Registration Statement
               No. 33-77788, dated April 15, 1994.
  4.2     --   Form of Indenture for the 10 1/2% Convertible Subordinated
               Debentures due 2002 between the Company and AmSouth Bank of
               Alabama (including the form of Debenture included therein), incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4 to the Company's Form S-11
               Registration Statement No. 33-89756, dated March 6, 1995.
  4.3     --   Form of Indenture for the Senior Debt Securities,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4.3 to Amendment No. 2 to the
               Company's Form S-3 Registration Statement No. 33-97926,
               dated November 22, 1995.
 *4.4     --   Indenture for the Subordinated Debt Securities dated March
               14, 1997, between the Company and AmSouth Bank of Alabama.
 *4.5     --   First Supplemental Indenture for the 6.55% Convertible
               Subordinated Debentures due 2002, dated March 14, 1997,
               between the Company and AmSouth Bank of Alabama.
 10.1     --   Agreement of Sale and Purchase with respect to American
               Sports Medicine Institute, Birmingham Medical Building I and
               Birmingham Medical Building II, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.1 to the Company's Form S-11 Registration Statement No.
               33-77788, dated April 15, 1994.
 10.2     --   Agreement of Sale and Purchase with respect to One-7000
               Building, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
 10.3     --   Agreement of Sale and Purchase with respect to Coral Gables
               MRI, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.4     --   Agreement of Sale and Purchase with respect to Little Rock, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.4 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.5     --   Agreement of Sale and Purchase with respect to Larkin
               Medical Building, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
 10.6     --   Agreement of Sale and Purchase with respect to Richmond
               Medical Building I and Richmond Medical Building II,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.7     --   Agreement of Sale and Purchase with respect to Virginia
               Beach, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.8     --   Agreement of Sale and Purchase with respect to Midway
               Medical Plaza, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.8 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
 10.9     --   Agreement of Sale and Purchase with respect to Mountain
               View, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.10    --   Agreement of Sale and Purchase with respect to Gravois,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.10 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.11    --   Agreement of Sale and Purchase with respect to Goodyear,
               Hamiter Building and Medical Building II, incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.11 to the Company's Form S-11 Registration
               Statement No. 33-77788, dated April 15, 1994.
 10.12    --   Agreement of Sale and Purchase with respect to Desert
               Springs, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.12 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
 10.13    --   Agreement of Sale and Purchase with respect to South Lake
               Medical Center, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.13 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
 10.14    --   Agreement of Sale and Purchase with respect to Northlake,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.14 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.15    --   Agreement of Sale and Purchase with respect to North Shore, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.15 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.16    --   1994 Stock Incentive Plan of Crescent Capital Trust, Inc.,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.16 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
 10.17    --   Lease Agreement between the Company and Birmingham Realty
               Company, dated May 25, 1993, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's Form S-11 Registration Statement No.
               33-77788, dated April 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.18    --   Agreement and Certificate of Limited Partnership of Capstone
               Capital of San Antonio, Ltd., an Alabama limited
               partnership, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.1 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
 10.19    --   Agreement of Sale and Purchase By and Between MDM
               Associates-San Antonio, Ltd. and Capstone Capital of San
               Antonio, Ltd. d/b/a Cahaba of San Antonio, Ltd., dated
               October 21, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
 10.20    --   Lease Agreement -- Capstone Capital of San Antonio, Ltd.
               d/b/a Cahaba of San Antonio, Ltd., Lessor, and New Medical
               Property Investors Company d/b/a NMP Investors Company,
               Lessee, dated October 21, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form 8-K Current Report filed with the
               Commission on November 2, 1994.
 10.21    --   Agreement of Sale and Purchase By and Between MDM
               Associates-Philadelphia, Ltd. and Capstone Capital of
               Pennsylvania, Inc., dated October 20, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.4 to the Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
 10.22    --   Lease Agreement -- Capstone Capital of Pennsylvania, Inc.,
               Lessor, and New Medical Property Investors Company, Lessee,
               dated October 21, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the
               Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
 10.23    --   Agreement and Certificate of Limited Partnership of Capstone
               of Cape Coral, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.24    --   Agreement to Assign Ground Lease By and Between Cape Coral
               Medical Plaza, L.C., and Capstone of Cape Coral, Ltd., dated
               October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b32) to Exhibit 10.7 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
 10.25    --   Development Agreement between Capstone of Cape Coral, Ltd.
               and Cape Coral Medical Plaza, L.C., dated October 18, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.8 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.26    --   Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Cape Coral, Ltd. to enter into a Lease Agreement with Cape Coral Medical Plaza,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b32) to Exhibit 10.9 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.27    --   Lease Agreement -- Capstone of Cape Coral, Ltd., Lessor, and
               Cape Coral Medical Plaza, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.10 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.28    --   Agreement and Certificate of Limited Partnership of Capstone
               of Bonita Bay, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.11 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.29    --   Agreement to Assign Ground Lease By and Between Bonita Bay
               Medical Centre, L.C., and Capstone of Bonita Bay, Ltd.,
               dated October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.12 to the
               Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
 10.30    --   Development Agreement between Capstone of Bonita Bay, Ltd.
               and Bonita Bay Medical Centre, L.C., dated October 18, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.13 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.31    --   Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Bonita Bay, Ltd. to enter into a Lease Agreement with Bonita Bay Medical Centre,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.14 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.32    --   Lease Agreement -- Capstone of Bonita Bay, Ltd., Lessor, and
               Bonita Bay Medical Centre, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.15 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.33    --   Agreement and Certificate of Limited Partnership of Capstone
               of Sarasota, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.16 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.34    --   Agreement to Assign Ground Lease By and Between Sarasota
               Medical Centre, L.C., and Capstone of Sarasota, Ltd., dated
               October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
 10.35    --   Development Agreement between Capstone of Sarasota, Ltd. and
               Sarasota Medical Centre, L.C., dated October 18, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.18 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.36    --   Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Sarasota, Ltd. to
               enter into a Lease Agreement with Sarasota Medical Centre,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.19 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
 10.37    --   Lease Agreement -- Capstone of Sarasota, Ltd., Lessor, and
               Sarasota Medical Centre, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.20 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.38    --   Lease Agreement -- Crescent Capital of Alabama, Inc. and
               HEALTHSOUTH Medical Center, Inc., dated June 8, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.1 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
 10.39    --   Lease Agreement -- Midway Acquisition Company, Inc. and
               Midway Hospital Medical Center, Inc. dated April 19, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.2 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
 10.40    --   The Urban Center at Liberty Park Office Building One
               Thousand Office Lease Agreement between Torchmark
               Development Corporation and Crescent Capital of Alabama,
               Inc., dated June 28, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form S-11 Registration Statement No.
               33-89756, dated February 24, 1995.
 10.41    --   Adoption Agreement for AmSouth Bank of Alabama Standardized
               401(k) Profit Sharing Plan and Trust, dated February 10,
               1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.4 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
 10.42    --   Confirmation of Rate Cap Transaction between the Company and
               NationsBank of North Carolina, N.A., dated December 7, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.5 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
 10.43    --   Lease Agreement between Crescent Capital of Alabama, Inc.
               and HEALTHSOUTH Medical Center, Inc., dated June 8, 1994
               (Birmingham), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.1 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.44    --   Lease Agreement between Crescent Capital of Alabama, Inc.
               and HEALTHSOUTH Rehabilitation Corporation, dated June 8,
               1994 (Larkin), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.45    --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Coral Gables), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.46    --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Little Rock), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.4 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.47    --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Larkin annex), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.48    --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH of Virginia, Inc., dated June 8, 1994
               (Richmond), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.6 to the Company's
               Form 10-Q, dated August 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.49    --   Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Virginia Beach), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.50    --   Lease Agreement between Midway Acquisition Company, Inc. and
               Midway Hospital Medical Center, Inc., dated April 19, 1994
               (Midway), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.8 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.51    --   Lease Agreement between Crescent Capital of Pennsylvania,
               Inc. and Mountain View Nursing Center, Inc., dated June 15,
               1994 (Mountain View), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the
               Company's Form 10-Q, dated August 15, 1994.
 10.52    --   Lease Agreement between Capstone Capital Trust, Inc. and
               Gravois Health Care, Inc., dated June 15, 1994 (Gravois),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.10 to the Company's Form 10-Q,
               dated August 15, 1994.
 10.53    --   Lease Agreement between Crescent Capital of Alabama, Inc.
               and QHG of Gadsden, Inc., dated June 9, 1994 (Gadsden),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.11 to the Company's Form 10-Q,
               dated August 15, 1994.
 10.54    --   Lease Agreement between Capstone Capital Trust, Inc. and
               NC-DSH, Inc., dated June 9, 1994 (Desert Springs),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.12 to the Company's Form 10-Q,
               dated August 15, 1994.
 10.55    --   Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation, dated June 16, 1994 (South
               County), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.13 to the Company's
               Form 10-Q, dated August 15, 1994.
 10.56    --   Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation, dated June 16 1994 (Northlake), incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.14 to the Company's Form 10-Q,
               dated August 15, 1994.
 10.57    --   Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation d/b/a Evanston Properties, Inc.,
               dated June 16, 1994 (North Shore), incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.15 to the Company's Form 10-Q, dated August 15, 1994.
 10.58    --   Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Alabama, Inc. and HEALTHSOUTH
               Rehabilitation Corporation, dated June 8, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.16 to the Company's Form 10-Q, dated August 15,
               1994.
 10.59    --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and HEALTHSOUTH Rehabilitation
               Corporation, dated June 8, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's Form 10-Q, dated August 15, 1994.
 10.60    --   Guaranty of Obligations pursuant to Lease Agreement between
               OrNda Healthcorp and Midway Acquisition Company, Inc., dated
               April 19, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.18 to the Company's
               Form 10-Q, dated August 15, 1994.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.61    --   Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Pennsylvania, Inc. and Integrated Health
               Services, Inc., dated June 15, 1995, incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.19 to the Company's Form 10-Q, dated August 15,
               1994.
 10.62    --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and Integrated Health Services,
               Inc., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.20 to the Company's Form 10-Q,
               dated August 15, 1994.
 10.63    --   Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Alabama, Inc. and Quorum Health Group,
               Inc., dated June 9, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.21 to the Company's Form 10-Q, dated August 15, 1994.
 10.64    --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and Quorum Health Group, Inc.,
               dated June 9, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.22 to the
               Company's Form 10-Q, dated August 15, 1994.
 10.65    --   Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital of Alabama, Inc. and MedPartners, Inc.,
               dated July 28, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.23 to the
               Company's Form 10-Q, dated August 15, 1994.
 10.66    --   Revolving Credit and Reimbursement Agreement by and among
               Capstone Capital Corporation, NationsBank of Georgia,
               National Association, as Lender, and NationsBank of Georgia,
               National Association, as Agent, dated June 22, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
 10.67    --   Amendment Agreement No. 1 to Revolving Credit and
               Reimbursement Agreement and Certain Other Loan Documents by
               and among Capstone Capital Corporation, NationsBank of
               Georgia, National Association, as Lender, and NationsBank of
               Georgia, National Association, as Agent, dated October 26,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
 10.68    --   Amendment Agreement No. 2 to Revolving Credit and
               Reimbursement Agreement and Certain Other Loan Documents by
               and among Capstone Capital Corporation, NationsBank of
               Georgia, National Association, as Lender, and NationsBank of
               Georgia, National Association, as Agent, dated March 17,
               1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.8 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
 10.69    --   Agreement of Sale and Purchase by and Between HEALTHSOUTH
               Corporation, HEALTHSOUTH of Great Lakes, Inc. (Seller) and
               Capstone Capital of Pennsylvania, Inc. (Purchaser), dated
               March 17, 1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10(qqq) to the Form
               10-K Annual Report of the Company dated March 29, 1995.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------

 10.70    --   Lease Agreement between Capstone Capital of Pennsylvania,
               Inc. and HEALTHSOUTH Corporation, dated March 24, 1995
               (Great Lakes), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10(rrr) to the Form
               10-K Annual Report of the Company dated March 29, 1995.
*10.71    --   First Amendment to 1994 Stock Incentive Plan of Capstone
               Capital Corporation.
*10.72    --   Employment and Noncompetition Agreement by and between
               Capstone Capital Corporation and John W. McRoberts dated
               effective November 1, 1996.
*10.73    --   Amended and Restated Revolving Credit and Reimbursement
               Agreement by and among Capstone Capital Corporation;
               NationsBank, National Association (South), AmSouth Bank of
               Alabama, Credit Lyonnais New York Branch, National City
               Bank, Kentucky, Creditanstalt Corporate Finance, Inc., The
               Bank of Nova Scotia, First Commercial Bank, The Sumitomo
               Bank, Limited, as Lenders; and NationsBank, National
               Association (South), as Agent, dated June 24, 1996.
*10.74    --   Amendment No. 1 to Amended and Restated Revolving Credit and
               Reimbursement Agreement by and among Capstone Capital
               Corporation and NationsBank, N.A. (South) as Agent, dated
               February 28, 1997.
*11       --   Statement re computation of per share earnings.
*12       --   Statement re computation of ratios.
 13       --   Capstone Capital Corporation Annual Report to Shareholders
               for the Fiscal Year Ended December 31, 1996. Such Annual
               Report shall not be deemed to be filed with the Securities and Exchange Commission as a part of this Form 10-K Annual
               Report or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (except for the specific portions thereof which are incorporated by reference in this Form 10-K Annual Report).
*18       --   Letter re change in accounting principles.
*21       --   Subsidiaries.
 23.1     --   Consent of KPMG Peat Marwick LLP.
*27       --   Financial Data Schedule (for SEC use only).

---------------

* Previously filed.