Form 10-Q
period 1997-09-30
CAPSTONE CAPITAL CORP
filed 1997-11-14
CIK 921767

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

               For the quarterly period ended: September 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
------                THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from        to
                                                    --------   -------

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

                                        Yes   X           No
                                            ----            ----

   As of November 13, 1997, 16,677,959 shares of the Registrant's Common Stock,
                      $.001 par value, were outstanding.

                          CAPSTONE CAPITAL CORPORATION

                                    FORM 10-Q

                               September 30, 1997

                                TABLE OF CONTENTS


Part I -  Financial Information

                                                                       Page

   Item 1. Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets                        2
            Condensed Consolidated Statements of Income                  3
            Condensed Consolidated Statements of Cash Flows              4
            Notes to Condensed Consolidated Financial Statements         5

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

Part II - Other Information

Item 6.  Exhibits                                                       15

Signatures                                                              16


                          Capstone Capital Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


ASSETS                                                         Sept. 30, 1997     Dec. 31, 1996
                                                               --------------     -------------
Real estate properties
     Land                                                         $42,636,744       $30,952,673
     Land improvements                                              2,350,309         2,350,309
     Buildings and improvements                                   388,495,852       269,261,047
     Construction in progress                                      51,097,453        12,650,780
                                                                 ------------      ------------
                                                                  484,580,358       315,214,809
     Less accumulated depreciation                                (17,317,696)      (11,217,391)
                                                                 ------------      -------------
         Real estate properties, net                              467,262,662       303,997,418
Mortgage notes receivable                                         108,006,212        39,325,621
Cash                                                                  814,363         1,122,241
Accrued rental income                                               6,923,150         4,689,976
Other assets                                                       14,198,323         7,559,860
                                                                 ------------      ------------

Total assets                                                     $597,204,710      $356,695,116
                                                                 ============      ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Convertible subordinated debentures- 10.5%                    $4,974,000       $17,657,000
     Convertible subordinated debentures- 6.55%                    68,296,832                 -
     Bank credit facility                                          92,400,000        68,500,000
     Mortgage notes payable                                        57,129,060        23,228,417
     Accrued expenses and other liabilities                        16,407,454         5,754,180
                                                                 ------------      ------------

Total liabilities                                                 239,207,346       115,139,597
                                                                 ------------      ------------

Stockholders' equity
     Preferred stock, $0.001 par value,
         10,000,000 shares authorized;
         3,000,000 shares issued                                        3,000                 0
     Common stock, $0.001 par value,
         50,000,000 shares authorized;
         16,494,861 shares and 14,247,947 shares
         issued and outstanding, respectively                          16,495            14,247
     Additional paid-in-capital                                   358,690,159       240,832,943
     Loans to officers to finance stock purchases                    (286,944)         (286,944)
     Cumulative net income                                         53,382,276        33,384,814
     Cumulative dividends                                         (53,807,622)      (32,389,541)
                                                                 ------------      ------------

Total stockholders' equity                                        357,997,364       241,555,519
                                                                 ------------      ------------

Total liabilities and stockholders' equity                       $597,204,710      $356,695,116
                                                                 ============      ============

    The accompanying notes are an integral part of this financial statement.

                          Capstone Capital Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                             Three Months Ended                  Nine Months Ended
                                                  Sept. 30,                          Sept. 30,
                                        ------------------------------     -----------------------------
                                             1997             1996              1997            1996
                                        -------------     ------------     ------------     ------------
Revenues:
   Rental income                         $ 12,534,479     $  8,570,890     $ 32,740,312     $ 22,921,904
   Mortgage interest income                 2,667,686          891,775        6,263,967        2,378,974
   Gain from sale of property                       -            3,519                -          197,191
   Other income                               160,815          213,017          613,405          501,450
                                         ------------     ------------     ------------     ------------
      Total Income                         15,362,980        9,679,201       39,617,684       25,999,519
                                         ------------     ------------     ------------     ------------

Expenses:
   General and administrative                 856,624          414,116        2,128,170        1,223,022
   Depreciation                             2,376,467        1,642,990        6,152,061        4,301,463
   Amortization                               215,916           90,245          492,212          316,706
   Interest                                 4,422,920        2,715,328       10,386,861        6,601,717
   Property operations                        180,488           96,256          460,918           98,413
                                         ------------     ------------     ------------     ------------
      Total expenses                        8,052,415        4,958,935       19,620,222       12,541,321
                                         ------------     ------------     ------------     ------------

Net income                               $  7,310,565     $  4,720,266     $ 19,997,462     $ 13,458,198
                                         ============     ============     ============     ============

Net Income Per Share (Primary)                  $0.43            $0.44            $1.29            $1.28
                                         ============     ============     ============     ============
Net Income Per Share (Fully Diluted)            $0.43            $0.42            $1.29            $1.27
                                         ============     ============     ============     ============
Weighted Averages Shares
   Outstanding
         Primary                           16,691,441       10,851,964       15,432,086       10,529,286
                                         ============     ============     ============     ============
         Fully Diluted                     19,976,067       12,820,523       18,267,271       12,819,826
                                         ============     ============     ============     ============


    The accompanying notes are an integral part of this financial statement

                          Capstone Capital Corporation
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                              Sept. 30,
                                                                 ----------------------------------
                                                                       1997                 1996
                                                                 -------------       -------------
        Cash flows from operating activities:
          Net income                                             $  19,997,462       $  13,458,198
          Gain from sale of property                                         -            (197,191)
          Depreciation                                               6,152,061           4,301,463
          Amortization of debenture original
             issue discount                                          1,060,797                   -
          Other Amortization                                           492,212             316,706
          Increase in accrued rental income                         (2,233,174)         (1,764,860)
          Construction funding deposit                                       -            (768,423)
          Increase in receivables and other assets                  (5,909,794)         (1,018,762)
          Increase  in accrued expenses and
            other liabilities                                        9,612,420           1,378,251
                                                                 -------------       -------------

              Net cash provided by operating activities             29,171,984          15,705,382
                                                                 -------------       -------------
        Cash flows from investing activities:
          Acquisition of real estate properties                   (169,365,550)        (87,095,957)
          Proceeds from sale of property                                     -           8,206,289
          Investment in mortgage notes receivable                  (68,781,530)         (4,598,696)
          Collections on mortgage notes receivable                     100,939             117,728
                                                                 -------------       -------------

              Net cash used in investing activities               (238,046,141)        (83,370,636)
                                                                 -------------       -------------
        Cash flows from financing activities:
          Increase in bank credit facility                          23,900,000          60,975,000
          Proceeds from mortgage notes payable                      34,100,000          19,907,321
          Proceeds from issuance of convertible
              subordinated debentures                               67,235,025                   -
          Proceeds from issuance of common stock                    33,488,754                   -
          Proceeds from issuance of preferred stock                 72,637,500                   -
          Financing costs related to issuance of
             convertible subordinated debentures                    (1,761,500)                  -
          Financing costs related to stock offering                   (575,276)            (51,713)
          Payment of dividends                                     (21,418,081)        (13,951,771)
          Capital contributions from minority interests              2,211,947             680,072
          Distributions to minority interests                       (1,166,984)                  -
          Proceeds from dividend reinvestment plan                     114,251              40,006
          Principal payments on mortgage note payable                 (199,357)            (42,646)
                                                                 -------------       -------------

          Net cash provided by financing activities                208,566,279          67,556,269
                                                                 -------------       -------------

        Decrease in cash                                              (307,878)           (108,985)
        Cash, beginning of period                                    1,122,241             675,568
                                                                 -------------       -------------

        Cash, end of period                                      $     814,363       $     566,583
                                                                 =============       =============

     The accompanying notes are an integral part of this financial statement

                          CAPSTONE CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1997
                                   (Unaudited)

NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Capstone Capital Corporation (the "Company") Annual Report on Form 10-K for the period ended December 31, 1996, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

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

NOTE 2.    REAL ESTATE PROPERTIES

           As of September 30, 1997 the Company had investments in 74 leased real estate properties totaling $433.5 million. These real estate properties consist of and include eighteen ancillary hospital facilities, thirteen physician clinics, eleven assisted living facilities, nine skilled nursing facilities, six ambulatory surgery facilities, five inpatient rehabilitation facilities, five integrated delivery facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, and two sub-acute care facilities. The properties are located in fifteen states and are leased to sixteen healthcare-related entities or their subsidiaries pursuant to long-term leases. In addition, the Company has invested approximately $51.1 million in eighteen development projects at various stages of completion. The Company has remaining commitments of approximately $56.5 million related to the aforementioned development projects and expects all projects to be completed during 1998.

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

         The leases generally require the lessee to pay base rent, additional rent commencing after the first year based either on a set percentage increase or on a percentage increase in the consumer price index, all taxes (including property taxes), maintenance, and other operating costs associated with the leased property.

NOTE 3.    MORTGAGE NOTES RECEIVABLE

         As of September 30, 1997, the Company had provided $108.0 million in mortgage financing for 45 properties located in eighteen states. The mortgage notes receivable are secured by the real estate of 20 skilled nursing facilities, 22 assisted living facilities, one acute-care hospital, one specialty-care hospital and one ambulatory surgery facility. The facilities are operated by 26 healthcare operators.

         Nineteen of the facilities are under construction, and the Company has committed a total of $96.8 million in construction and term loans for these projects. As of September 30, 1997, the Company had advanced a total of $35.8 million toward these financing commitments. The Company expects to disburse the remainder of the committed funds during 1998.

         The mortgage notes receivable for completed projects ("Permanent Loans") require monthly installments of principal and interest with final payment dates in or before 2009 and bear rates ranging from 10.00 percent to
13.39 percent at September 30, 1997. Each Permanent Loan provides for an initial interest rate to be increased annually by either a set rate or upon an increase in the consumer price index. For those projects under construction, the notes receivable typically bear interest at a floating rate and require monthly payments of interest only. Upon completion of construction, the outstanding principal balance is converted to a Permanent Loan.

         The Company had no impaired mortgage notes receivable at or during the quarter ended September 30, 1997.

NOTE 4.  MORTGAGE NOTES PAYABLE

         The Company has a non-recourse mortgage note payable to a life insurance company for a principal amount of $23.1 million ("$23.1 Million Mortgage Note"). The $23.1 Million Mortgage Note bears interest at 8.5% and is payable in monthly payments of principal and interest based on a 30 year amortization with the final payment due on May 26, 2026. The $23.1 Million Mortgage Note is collateralized by an ancillary hospital facility purchased in January 1996 for $30 million.

         The Company has a non-recourse mortgage note payable to a bank for a principal amount of $17.0 million ("$17.0 Million Mortgage Note"). The $17.0 Million Mortgage Note bears interest at 50 basis points in excess of the prime rate, as such rate fluctuates from time to time and is payable in monthly payments of principal and interest based on a

25 year amortization with the unpaid balance due in a balloon payment on June 20, 2000. The interest rate as of September 30, 1997 was 9.0%. The $17.0 Million Mortgage Note is collateralized by six skilled nursing facilities purchased in June 1997 for $23.8 million.

         The Company has three non-recourse mortgage notes payable to a company for a combined principal amount of $17.1 million ("$17.1 Million Mortgage Notes"). The $17.1 Million Mortgage Notes bear interest at 8.125% and are payable in monthly payments of principal and interest based on a 25 year amortization with the remaining unpaid balance due in a balloon payment on September 1, 2004. The $17.1 Million Mortgage Notes are collateralized by two ambulatory surgery facilities and one ancillary hospital facility.

NOTE 5.   BANK CREDIT FACILITY

         On September 18, 1997, the Company completed an amendment to its unsecured line of credit ("Bank Credit Facility") which provides for an increase to $180 million from its previous principal amount of $170 million. The Bank Credit Facility is participated in by a consortium of eight banks and is available until June 24, 2000. At September 30, 1997, the Company had drawn $92.4 million against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans.

         Borrowings under the Bank Credit Facility bear an interest rate chosen by the Company from either the prime rate or the Eurodollar rate ("Base Rate") plus a percentage rate ranging from 1.00 percent to 1.625 percent, depending upon the Company's senior debt to consolidated total capital ratio for the preceding fiscal quarter. During September 1997, the Company entered into interest rate swap transactions ("Swap") with NationsBank which, beginning March 1998, effectively fix the Base Rate at 5.959 percent on a $50 million notional amount of borrowings under the Bank Credit Facility. The Swap will be effective until March 2003 unless NationsBank elects to cancel at the three year anniversary of the Swap during March 2001.

NOTE 6.   CONVERTIBLE SUBORDINATED DEBENTURES

         As of September 30, 1997 the Company had $4,974,000 aggregate principal amount of 10.5% convertible subordinated debentures (the "10.5% Debentures") outstanding. The 10.5% Debentures are due on April 1, 2002 and interest is payable semiannually on April 1 and October 1 of each year. During the quarter ended September 30, 1997, a total of $2,124,000 of principal amount of the 10.5% Debentures was converted into 131,721 shares of common stock of the Company at the conversion price of $16.125 per share.

         As of September 30, 1997, the Company had $74,750,000 aggregate principal amount of 6.55% convertible subordinated debentures (the "6.55% Debentures"). The 6.55% Debentures are due on March 14, 2002 and were issued at a price of $903 per $1,000 principal amount at maturity, which represents an original issue discount of 9.70% from the principal amount thereof which is payable at maturity. Interest on the 6.55% Debentures is payable March 14 and September 14 in each year, and commenced on

September 14, 1997. Such rate of interest and accrual of original issue discount represent a yield to maturity of 9.00% per annum (computed on a semiannual bond equivalent basis).

          The 6.55% Debentures are convertible into common stock of the Company at any time before maturity at an initial conversion ratio of 39.4754 shares of common stock for each $1,000 principal amount of 6.55% Debentures, subject to adjustment in certain events. As of September 30, 1997, there had been no conversions of the 6.55% Debentures.


NOTE 7.   SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information is as follows:

                                                             For the 9 Mos. For the 9 Mos.
                                                                      Ended          Ended
                                                             Sept. 30, 1997 Sept. 30, 1996
                                                             -------------- --------------
Cash payments for bank credit
   facility interest expense                                 $5,449,597     $    3,585,074

Cash payments for mortgage notes                              1,885,633            345,711
   payable

Cash payments for convertible
   subordinated debentures' interest expense                  3,587,806          2,299,763

Non-cash distribution to minority interest                       30,771                -

Convertible subordinated debentures
  converted into shares of common stock:
  Convertible subordinated debentures                       (12,683,000)       (16,512,000)

  Financing costs                                              (488,864)          (621,339)

  Shares of common stock                                        786,539            992,021

  Additional paid in capital                                 12,193,349         15,889,669

NOTE 8.    COMMITMENTS AND CONTINGENCIES

         The Company has committed a total of $204.5 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of September 30, 1997, the Company had funded approximately $86.9 million towards these commitments with the balance of $117.6 million expected to be funded over the next nine months.

         During May 1997, the Company provided a letter of credit in the amount of $2,869,800 to a third party lender in connection with a project under development. The lender may only draw on the letter of credit in the event that the developer defaults on the loan. The letter of credit expires in the earlier of one year or with payoff of the construction loan.

NOTE 9.   SUBSEQUENT EVENTS

         On October 17, 1997, the Company declared a dividend of $0.48 per share to the holders of common stock on November 3, 1997. The dividend will be paid in cash on November 17, 1997. The dividend related to the quarter ended September 30, 1997.

         For the period from October 1 through November 7, 1997, a total of $695,000 of principal amount of 10.5% Debentures has been converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 43,101 shares outstanding of common stock of the Company.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

         For the quarter ended September 30, 1997 the Company reported net income of $7.3 million, or $0.43 per common share, compared to $4.7 million, or $0.44 per common share at September 30, 1996.

         Revenues for the quarter ended September 30, 1997 totaled $15.4 million, an increase of $5.7 million over September 30, 1996 revenues of $9.7 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made since September 30, 1996. Specifically, the Company's investments in real estate increased by approximately $184.4 million to $484.6 million at September 30, 1997 from $300.2 million at September 30, 1996. The Company's investments in mortgage loans increased $86.5 million to $108.0 million at September 30, 1997 from $21.5 million at September 30, 1996.

         Interest expense for the quarter ended September 30, 1997 totaled $4.4 million, an increase of $1.7 million over September 30, 1996 interest expense of $2.7 million. The increase is primarily due to a full quarter's additional interest on the 6.55% Debentures issued in March 1997 which was slightly offset by the decrease in interest accrued on the 10.5% Debentures due to conversions into the Company's common stock. In addition, the Company recognized three month's additional interest related to the $17.0 Million Mortgage Note entered into in June of 1997 and one month's additional interest related to the $17.1 Million Mortgage Note entered into in September 1997.

         Depreciation for the quarter ended September 30, 1997 totaled $2.4 million, an increase of $0.8 million over September 30, 1996 depreciation of $1.6 million. This is primarily due to the acquisition of real estate properties subsequent to September 30, 1996.

         Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles), less gains from sales of property and rental income recognized on a straight-line basis on those leases with scheduled rent increases, plus depreciation, amortization and stock-based compensation expense. Set forth below is a summary of the calculation of FFO:

                                                     For The                    For The
Reconciliation of net income to                      Quarter Ended              Quarter Ended
  funds from operations                              Sept. 30, 1997             Sept. 30, 1996
                                                     --------------             --------------
Net Income                                           $7,310,565                 $4,720,266
         Add: Depreciation and amortization           2,592,383                  1,733,235
         Add:  Stock-based compensation                  46,550                          -
         Less: Gain on sale of asset                          -                     (3,519)
         Less: Straight-line rental income             (922,303)                  (637,548)
                                                     ----------                 ----------
                  Funds from operations              $9,027,195                 $5,812,434
                                                     ==========                 ==========

                                       10

         FFO for the quarter ended September 30, 1997 totaled $9,027,195, an increase of $3,214,761 over FFO for the same period in 1996 of $5,812,434. The increase is attributable primarily to increases in net income and depreciation and amortization expense.

         FFO should not be considered as an alternative to net income or any other generally accepted accounting principle measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing and financing activities as a measure of liquidity. The Company believes that FFO is an important supplemental measure of the operating performance of a REIT's portfolio considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time. FFO provides an alternative measurement criteria, exclusive of certain non-cash items included in GAAP income, by which to evaluate the performance of such investments. Additionally, FFO is consistent with measures used by analysts to evaluate the Company and other REITs. The Company therefore discloses FFO, although it is a measurment that is not defined by GAAP. The Company's measure may not be comparable to similarly titled measures used by other REITs. Consequently, the Company's FFO may not provide a meaningful measure of the Company's performance as compared to that of other REITs.
         Set forth below are amounts for operating, investing, and financing cash flows:

                                                     For the                   For the
                                                     Quarter Ended             Quarter Ended
                                                     Sept. 30, 1997            Sept. 30, 1996
                                                     --------------            --------------
Net cash provided by operating activities            $ 12,712,895               $  6,836,605
Net cash used by investing activities                 (81,037,401)               (13,431,982)
Net cash provided by financing activities              68,404,133                  5,654,369


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         For the nine months ended September 30, 1997 the Company reported net income of $20.0 million, or $1.29 per common share, compared to $13.5 million, or $1.28 per common share at September 30, 1996.

         Revenues for the nine months ended September 30, 1997 totaled $39.6 million, increasing $13.6 million over September 30, 1996 revenues of $26.0 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made subsequent to September 30, 1996.

         Interest expense for the nine months ended September 30, 1997 totaled $10.4 million, an increase of $3.8 million over September 30, 1996 interest expense of $6.6 million. The increase was due to five months' additional interest related to the $23.3 Million Mortgage Note entered into in June 1996 and three month's additional interest related to the $17.0 Million Mortgage Note entered into in June of 1997. The Company also incurred an additional six months' interest on the 6.55% Debentures issued in March 1997 which was slightly offset by the decrease in interest accrued on the 10.5% Debentures due to conversions into the Company's common stock. Interest expense for the nine months ended September 30, 1997 was also greater than interest expense for the same period in 1996 due to additional amounts outstanding under the Bank Credit Facility.

         Depreciation for the nine months ended September 30, 1997 totaled $6.2 million, an increase of $1.9 million over September 30, 1996 depreciation of $4.3 million. This is primarily due to the acquisition of real estate properties subsequent to September 30, 1996.

         FFO represents net income (computed in accordance with generally accepted accounting principles), less gains from sales of property and rental income recognized on a straight-line basis on those leases with scheduled rent increases, plus depreciation, amortization and stock-based compensation expense. Set forth below is a summary of the calculation of FFO:

                                                     For The                    For The
                                                     Nine Months                Nine Months
Reconciliation of net income to                      Ended                      Ended
  funds from operations                              Sept. 30, 1997             Sept. 30, 1996
                                                     --------------             --------------
Net Income                                           $19,997,462                $13,458,198
         Add: Depreciation and amortization            6,644,273                  4,618,169
         Add:  Stock-based compensation                   46,550                          -
         Less: Gain on sale of asset                           -                   (197,191)
         Less: Straight-line rental income            (2,233,174)                (1,764,860)
                                                     -----------                -----------

                  Funds from operations              $24,455,111                $16,114,316
                                                     ===========                ===========

         FFO for the nine months ended September 30, 1997 totaled $24,455,111, an increase of $8,340,795 over FFO for the same period in 1996 of $16,114,316. The increase is attributable primarily to increases in net income and depreciation and amortization expense.

         FFO should not be considered as an alternative to net income or any other generally accepted accounting principle measurement of performance as an indicator of operating performance or as an alternative to cash flows from operations, investing and financing activities as a measure of liquidity. The Company believes that FFO is an important supplemental measure of the operating performance of a REIT's portfolio considering the fact that historical cost accounting implicitly assumes that the value of real estate assets diminishes predictably over time. FFO provides an alternative measurement criteria, exclusive of certain non-cash items included in GAAP income, by which to evaluate the performance of such investments. Additionally, FFO is consistent with measures used by analysts to evaluate the Company and other REITs. The Company therefore discloses FFO, although it is a measurement that is not defined by GAAP. The Company's measure may not be comparable to similarly titled measures used by other REITs. Consequently, the Company's FFO may not provide a meaningful measure of the Company's performance as compared to that of other REITs.

         Set forth below are amounts for operating, investing, and financing cash flows:

                                                     For the           For the
                                                     Nine Months       Nine Months
                                                     Ended             Ended
                                                     Sept. 30, 1997    Sept. 30, 1996
                                                     --------------    --------------
Net cash provided by operating activities            $  29,171,984     $  15,705,382
Net cash used by investing activities                 (238,046,141)      (83,370,636)
Net cash provided by financing activities              208,566,279        67,556,269

LIQUIDITY AND CAPITAL RESOURCES

          During September 1997, the Company raised net proceeds of $72.2 million with the sale of 3.0 million shares of 8.875% Series A cumulative preferred stock ("Preferred Stock") at $25.00 per share. The dividends are cumulative from the date of original issue and are payable quarterly, commencing on December 15, 1997. Except in certain circumstances relating to the Company's qualifications as a REIT, the Preferred Stock is not redeemable prior to September 30, 2002. On or after September 30, 2002, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus accrued and unpaid dividends, if any, thereon to the redemption date. The redemption price (other than the portion thereof consisting of accrued and unpaid dividends) shall be payable solely out of the sale proceeds of other stock of the Company, which may include other series of the Company's preferred stock, par value $.001 per share, and from no other source. The Preferred Stock has no stated maturity and will not be subject to any sinking fund or mandatory redemption and will not be convertible into any other securities of the Company except in certain circumstances relating to the Company's qualification as a REIT.

         As discussed more fully in Note 4 to the financial statements, during August 1997, the Company received proceeds from the issuance of the $17.1 Million Mortgage Notes collateralized by two ambulatory surgery facilities and one ancillary hospital facility located in Florida.

         At September 30, 1997, the outstanding balance of the Bank Credit Facility was $92.4 million, the entire balance of which was used for the acquisition of real estate and the funding of mortgage loans. Due to acquisitions of real estate and the funding of development projects subsequent to September 30, 1997, the balance of the Bank Credit Facility as of November 7, 1997 was $128.6 million.

         The Company's current intention is to utilize the Bank Credit Facility on a short-term basis to finance future investments in property acquisitions and mortgage financing. The Company is currently evaluating various alternatives for additional equity and debt financing with which to finance those investments on a long-term basis.

         On October 17, 1997, the Company declared a dividend of $0.48 per share to the holders of common stock on November 3, 1997. The dividend will be paid in cash on November 17, 1997. The dividend related to the quarter ended September 30, 1997.

         The Company has a dividend reinvestment and stock purchase plan ("Plan") under which participants can automatically reinvest all or a portion of cash dividends in shares of the Company's common stock and can make voluntary cash payments for additional shares. Under the Plan, the Company had received $114,251 for the nine months ended September 30, 1997 in exchange for 4,983 shares of common stock.

COMMITMENTS

         The Company has committed a total of approximately $204.5 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of September 30, 1997, the Company had funded approximately $86.9 million towards these commitments, with the balance of $117.6 million expected to be funded during the next twelve months. Financing for these commitments may be provided by funds from operations, borrowings under the Bank Credit Facility or private or public offerings of debt or equity.

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

                           PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K

              (a)       Exhibits

              27 - Financial Data Schedule (for SEC use only)

              (b)       Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three months ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CAPSTONE CAPITAL CORPORATION




Date: November 13, 1997                     By  /s/ MALCOLM E. McVAY
                                               ----------------------
                                               Malcolm E. McVay
                                               Chief Financial Officer