Form 10-K
period 1997-12-31
CAPSTONE CAPITAL CORP
filed 1998-03-31
CIK 921767

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                       COMMISSION FILE NUMBER: 001-11345
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
Common Stock, $.001 par value per share                 New York Stock Exchange, Inc.
8.875% Series A Cumulative Preferred
  Stock, $.001 par value per share                      New York Stock Exchange, Inc.
10.50% Convertible Subordinated Debentures
  due 2002                                              New York Stock Exchange, Inc.
6.55% Convertible Subordinated Debentures
  due 2002                                              New York Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the shares of Common Stock (based upon the closing price of these shares on the New York Stock Exchange, Inc. on March 16,
1998) of the Registrant held by non-affiliates on March 16, 1998 was approximately $503,638,880.

    As of March 16, 1998, 22,417,594 shares of the Registrant's Common Stock were outstanding.

    Part II incorporates by reference portions of the Capstone Capital Corporation Annual Report to Stockholders for the fiscal year ended December 31, 1997. Part III incorporates by reference portions of the Capstone Capital Corporation Annual Proxy Statement for the fiscal year ended December 31, 1997 (to be filed with the Commission on or about April 6, 1998).

================================================================================

                               TABLE OF CONTENTS

Item 1.   Business....................................................    1
          General.....................................................    1
          Investments.................................................    2
          Nature of Investments.......................................    2
          Selected Operators..........................................    4
          HEALTHSOUTH.................................................    5
          Columbia....................................................    5
          MedPartners.................................................    5
          Balanced Care...............................................    6
          Investment Policy...........................................    6
          Leases......................................................    7
          Mortgage Loans..............................................    8
          Development Arrangements....................................    8
          Taxation....................................................    9
          Competition.................................................   12
          Governmental Regulation and Private Payor Cost
          Containment.................................................   13
          Interest Rate Sensitivity...................................   14
          Environmental Matters.......................................   14
          Insurance...................................................   15
          Employees...................................................   16
Item 2.   Properties..................................................   16
          Investments.................................................   16
          Headquarters................................................   16
Item 3.   Legal Proceedings...........................................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   17
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   18
Item 8.   Financial Statements and Supplementary Data.................   18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   18
Item 10.  Directors and Executive Officers of the Registrant..........   18
          Directors...................................................   18
          Executive Officers..........................................   18
Item 11.  Executive Compensation......................................   18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   19
Item 13.  Certain Relationships and Related Transactions..............   19
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   20

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     The Company is a real estate investment trust which owns, leases and invests in a diversified portfolio of health care properties (the "Investments"). As of December 31, 1997, the Investments consisted of (i) 83 health care properties, excluding construction in progress, leased to 16 health care operators (the "Leased Properties") and (ii) 69 mortgage loans on health care properties, including loans related to construction in progress, made to 33 health care operators (the "Mortgage Loans"). For the year ended December 31, 1997, the Company realized approximately $46.2 million of rental income from the Leased Properties and approximately $10.1 million of interest income from the Mortgage Loans. The Investments are located in 28 states primarily in the southeastern and western regions of the United States and represent a variety of facility types in diverse health care industry segments. The Company's aggregate Investments and commitments to invest not yet funded have grown from approximately $115 million in Investments at inception on June 30, 1994 to approximately $656 million in Investments, excluding approximately $59.9 million in construction in progress, and approximately $124 million in commitments to invest not yet funded on December 31, 1997.

     Substantially all of the leases (the "Leases") for Leased Properties are triple net leases which require the lessees to pay, in addition to base rent, any additional rent and all additional charges, including any fines, penalties, interest and costs which may be levied for nonpayment or late payment thereof, all operating expenses, taxes, environmental clean-up costs, association dues, insurance premiums, assessments, levies, fees, water and sewer rents and charges and all governmental charges with respect to the applicable Leased Property. The Leases generally provide for increases in rent commencing after the first year, have primary terms of 10 to 15 years with options to extend the term at least 10 years and grant the lessees a right of first refusal to acquire the Company's interest at a fair market value. Mortgage Loans for completed projects generally have initial maturities of between 5 and 15 years require monthly installments of principal and interest and bear interest at initial rates ranging from 9.25% to 13.39% that increase annually at either a negotiated fixed rate or a rate based on the consumer price index. Approximately 71.3% of the Company's Investments as of December 31, 1997, are operated by public health care companies or their subsidiaries, including HEALTHSOUTH Corporation ("HEALTH SOUTH"), Columbia/HCA Healthcare Corporation ("Columbia"), MedPartners, Inc. ("MedPartners"), Balanced Care Corporation ("Balanced Care"), Integrated Health Services, Inc. ("Integrated Health") and Tenet Healthcare Corporation ("Tenet"). For the year ended December 31, 1997, the Company derived approximately 27.1%, 15.4% and 9.5% of its revenues from HEALTHSOUTH, Columbia and MedPartners, respectively.

     The Company believes it is an important source of capital for the health care industry and intends to continue investing in a high-quality portfolio of properties managed by established operators of assisted living, ancillary hospital, skilled nursing, inpatient rehabilitation and physician clinic facilities. The Company diversifies its portfolio by operator, geography, facility type and health care industry segment. The Company identifies potential investment opportunities through (i) the relationship of certain members of its Board of Directors with HEALTHSOUTH and MedPartners (Richard M. Scrushy, Michael
D. Martin and Larry R. House are also directors of HEALTHSOUTH, Richard M. Scrushy, Michael D. Martin and Larry D. Striplin, Jr. are also directors of MedPartners), (ii) relationships of its management and Board of Directors with other health care operators and developers, (iii) brokers and other industry contacts. Leases with HEALTHSOUTH and MedPartners are entered into on terms which the Company believes to be no less favorable than its Leases with unrelated lessees with similar credit characteristics.

INVESTMENTS

     The Company's Investments as of December 31, 1997, are summarized in the following tables by Operator and by type of facility:

                                                    NO. OF                               % OF
                                                 FACILITIES(#)    INVESTMENTS($)(2)    PORTFOLIO
                                                 -------------    -----------------    ---------
OPERATOR(1)
HEALTHSOUTH....................................        20           $139,237,528          21.2%
MedPartners....................................        16             87,218,819          13.3
Columbia.......................................         7             78,267,545          11.9
Balanced Care..................................        20             60,081,925           9.2
Integrated Health..............................         3             28,651,435           4.4
Tenet..........................................         2             28,486,584           4.3
Senior Lifestyles..............................         7             26,882,928           4.1
Quality Link...................................         6             23,453,341           3.6
Arcon..........................................         4             17,865,403           2.7
MedCath........................................         1             17,032,224           2.6
Quorum.........................................         4             16,658,671           2.5
Ramsey.........................................         2             12,500,000           1.9
New Vista......................................         4             11,311,830           1.7
Other Operators................................        56            108,524,264          16.6
                                                      ---           ------------         -----
                                                      152           $656,172,497         100.0%
                                                      ===           ============         =====

TYPE OF FACILITY
Assisted Living................................        51           $118,936,933          18.1%
Ancillary Hospital.............................        19            157,749,652          24.0
Skilled Nursing................................        38            104,176,991          15.9
Inpatient Rehabilitation.......................         5             69,725,291          10.6
Physician Clinic...............................        18             85,983,961          13.1
Ambulatory Surgery.............................         7             30,672,425           4.7
Integrated Delivery............................         5             26,872,207           4.1
Sub-Acute Care.................................         2             18,787,809           2.9
Specialty Hospital.............................         1             17,032,224           2.6
Comp. Mental Health Hospital...................         2             12,500,000           1.9
Acute Care Hospital............................         1              7,870,015           1.2
Outpatient Rehabilitation......................         3              5,864,989           0.9
                                                      ---           ------------         -----
                                                      152           $656,172,497         100.0%
                                                      ===           ============         =====

---------------

(1) Operators are lessees under Leases ("Lessees"), borrowers under Mortgage Loans ("Borrowers"), guarantors of certain Leases and Mortgage Loans ("Guarantors") or primary sublessees of the healthcare facilities ("Sublessees").
(2) Based on actual investment at December 31, 1997. Exclusive of construction in progress of $59.9 million.

NATURE OF INVESTMENTS

     Assisted Living Facilities. The assisted living facilities provide services to aid residents in everyday living, such as bathing, meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the resident are often met within assisted living facilities by home health providers, close coordination with the resident's physician and skilled nursing facilities. Assisted living facilities are increasingly successful as lower cost, less institutional alternatives for the health problems of the elderly or medically frail.

     Ancillary Hospital Facilities. Ancillary hospital facilities, which are contiguous or adjacent to a hospital, contain physician offices and provide a variety of medical services such as diagnostic, outpatient surgery and rehabilitation services, selected hospital support services and educational and research activities.

     Skilled Nursing Facilities. Skilled nursing facilities provide inpatient skilled nursing and custodial services as well as rehabilitative, restorative and transitional medical services. In some instances, nursing facilities supplement hospital care by providing specialized care for medically complex patients whose conditions require intense medical and therapeutic services, but who are medically stable enough to have these services provided in facilities that are less expensive than acute care hospitals.

     Inpatient Rehabilitation Facilities. Inpatient rehabilitation facilities provide a full range of inpatient rehabilitation services to patients experiencing significant physical disabilities due to various conditions, such as head injury, spinal cord injury, stroke, certain orthopedic problems and neuromuscular disease. The inpatient rehabilitation facilities provide treatment to restore physical, psycho-social, educational, vocational and economic usefulness and independence to disabled persons. These facilities utilize a coordinated multidisciplinary team approach to help patients attain measurable goals.

     Physician Clinics. Physician clinics provide a variety of outpatient diagnostic and therapeutic healthcare services.

     Ambulatory Surgery Facilities. Ambulatory surgery facilities provide various surgical procedures, typically on an outpatient basis. Ambulatory surgery facilities are designed to provide patients with quality surgical services at convenient locations in the community. The patients experience reduced costs compared to traditional acute-care hospitals.

     Integrated Delivery Facilities. Integrated delivery facilities provide a variety of medical services such as primary care, laboratory and diagnostic services, outpatient surgery and emergency care.

     Sub-Acute Care Facilities. Sub-acute care facilities provide monitoring, specialized care and comprehensive rehabilitative therapy required by sub-acute and medically complex patients and assist patients in reaching a level of functioning that will enable them to return to home or transfer to a rehabilitation center or a long-term care facility.

     Specialty Hospitals. Specialty hospitals are designed to provide specialized acute care procedures related to specific health problems. Three basic categories of patients are treated in specialty hospitals: (i) chronic patients: those with minimal possibilities for achieving functional independence; (ii) long-term transitional patients: those with medically complex problems and (iii) sub-acute patients: those who have been moved from an acute-care hospital but still require nursing or rehabilitative services.

     Comprehensive Mental Health Hospitals. Comprehensive mental health hospitals provide a full range of treatment for psychiatric and chemical dependency disorders. Patients are evaluated upon admission and an individualized treatment plan is developed. Elements of the treatment plan include individual, group and family therapy, activity therapy, educational programs and career and vocational planning.

     Acute Care Hospitals. Acute care hospitals provide services that include, among others, general surgery, internal medicine, obstetrics, emergency room care, radiology, diagnostic services, coronary care, pediatric services and psychiatric services. On an outpatient basis, the services include, among others, same day surgery, diagnostic radiology (e.g. magnetic resonance imaging, CT scanning, X-ray), rehabilitative therapy, clinical laboratory services, pharmaceutical services and psychiatric services.

     Outpatient Rehabilitation Facilities. Outpatient rehabilitation facilities offer a comprehensive range of rehabilitative health care services, including physical and occupational therapy, and focus predominantly on orthopedic injuries, sports injuries, work injuries, hand and upper extremity injuries, back injuries and various neurological/neuromuscular conditions.

     The following table sets forth as of December 31, 1997 the distribution of the Company's Investments by state.

                                                           NUMBER OF
STATE                                                      FACILITIES   INVESTMENT(1)   % OF PORTFOLIO
-----                                                      ----------   -------------   --------------
Pennsylvania.............................................      21       $120,517,490         18.4%
Florida..................................................      20         99,970,333         15.2
Texas....................................................      15         85,176,442         13.0
California...............................................      10         48,791,797          7.4
Virginia.................................................      14         47,884,820          7.3
Alabama..................................................      12         47,502,050          7.2
Nevada...................................................       2         34,987,108          5.3
Massachusetts............................................       6         31,106,487          4.7
Missouri.................................................       9         28,907,022          4.4
Arizona..................................................       2         25,582,224          3.9
Illinois.................................................       3         11,157,902          1.7
Michigan.................................................       3         11,146,874          1.7
Tennessee................................................       5         10,870,066          1.7
North Carolina...........................................       4          9,597,667          1.5
Maryland.................................................       1          8,800,000          1.3
Oklahoma.................................................       6          6,500,000          1.0
Georgia..................................................       6          5,984,919          0.9
Idaho....................................................       1          4,962,497          0.8
South Carolina...........................................       2          3,420,452          0.5
Wyoming..................................................       1          2,095,788          0.3
Arkansas.................................................       1          2,081,408          0.3
Washington...............................................       1          1,795,860          0.3
Iowa.....................................................       1          1,608,658          0.2
Montana..................................................       1          1,524,261          0.2
Nebraska.................................................       1          1,521,911          0.2
Ohio.....................................................       2          1,098,909          0.2
Louisiana................................................       1            993,460          0.2
Mississippi..............................................       1            586,092          0.1
                                                              ---       ------------        -----
          Total..........................................     152       $656,172,497        100.0%
                                                              ===       ============        =====

---------------

(1) Based on actual investment at December 31, 1997. Exclusive of construction in progress of $59.9 million.

SELECTED OPERATORS

     Nine of the 44 Operators of the properties underlying the Company's Investments at December 31, 1997, are subject to the reporting requirements of the Securities and Exchange Commission (the "Commission") and are required to file with the Commission annual reports containing audited financial information and quarterly reports for the first three quarters of each fiscal year containing unaudited financial information. Certain summary information is set forth below with respect to four public Operators whose facilities comprise approximately 55.6% of the Company's Investments at December 31, 1997. With respect to such companies, the information provided is derived for the limited purposes of this report from filings made with the Commission and other publicly available information.

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

     HEALTHSOUTH. HEALTHSOUTH, headquartered in Birmingham, Alabama, is the nation's largest provider of outpatient and rehabilitative health care services. HEALTHSOUTH provides these services through its national network of outpatient and inpatient rehabilitation facilities, outpatient surgery centers, medical centers and other health care facilities. HEALTHSOUTH has over 1,700 patient care locations in 50 states and the United Kingdom. HEALTHSOUTH's 1997 revenues were approximately $3.0 billion.

     The following is a summary of certain financial information for
HEALTHSOUTH:

             HEALTHSOUTH SUMMARY CONSOLIDATED FINANCIAL INFORMATION

                                                         DECEMBER 31,   DECEMBER 31,   SEPTEMBER 30,
                                                             1995           1996           1997
                                                         ------------   ------------   -------------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and marketable securities.......................   $  156,321     $  151,788     $  193,047
  Working capital......................................      406,125        543,975        793,147
  Total assets.........................................    2,931,495      3,371,952      4,249,771
  Long-term debt.......................................    1,391,664      1,486,029      1,882,466
  Stockholders' equity.................................    1,185,898      1,515,924      1,937,411

                                                                                     NINE MONTHS
                                                          YEAR ENDED DECEMBER 31,       ENDED
                                                          -----------------------   SEPTEMBER 30,
                                                             1995         1996          1997
                                                          ----------   ----------   -------------
                                                                      (IN THOUSANDS)
INCOME STATEMENT DATA:
  Revenues..............................................  $2,003,146   $2,436,537    $2,163,018
  Expenses..............................................   1,867,478    2,166,282     1,881,719
  Net income............................................      92,521      220,818       231,818

     Columbia. Columbia, headquartered in Nashville, Tennessee, provides a full range of inpatient and outpatient services and is one of the leading hospital owners and management companies in the United States. Columbia had revenues of $18.82 billion for 1997. Major services provided by Columbia and its affiliated entities include acute inpatient care, inpatient psychiatric care, outpatient diagnostic services, outpatient surgery programs, outpatient psychiatric services, rehabilitation services, skilled nursing care and home health care/infusion services. Columbia owns and operates over 330 hospitals and other health care facilities with approximately 60,000 licensed beds in 36 states, England and Switzerland.

     According to its public filings, Columbia recently has been the subject of various significant government investigations regarding its compliance with Medicare, Medicaid and similar programs. The following is derived from public reports distributed by Columbia: "While it is too early to predict the outcome of any of the on-going investigations or the initiation of any additional investigations, were Columbia to be found in violation of federal or state laws relating to Medicare, Medicaid or similar programs, Columbia could be subject to substantial monetary fines, civil and criminal penalties, and exclusion from participation in the Medicare and Medicaid programs." The Company does not believe that these events will affect the ability of Columbia to make required payments when due under the Company's leases with Columbia.

     MedPartners. MedPartners, with 1997 revenue of approximately $6.3 billion, is the largest physician practice management company in the United States. MedPartners develops, consolidates and manages integrated health care delivery systems. Through its network of affiliated group and independent practice association ("IPA") physicians, MedPartners provides primary and specialty health care services to prepaid managed care enrollees and fee-for-service patients. MedPartners also operates the nation's largest independent prescription benefit management company which administers 53 million prescriptions annually and provides disease management services and therapies for patients with certain chronic conditions. MedPartners operates in 40 states through affiliations with approximately 13,531 physicians, providing healthcare to over two million prepaid enrollees.

     In January 1998, MedPartners and PhyCor, Inc. mutually agreed to terminate the plan to merge the two companies previously approved by the boards of directors of both companies in October 1997. In a press release dated March 18, 1998, MedPartners announced that it recorded pre-tax charges to earnings in the fourth quarter of 1997 of approximately $646.7 million related primarily to the restructuring and impairment of selected assets of certain of its clinic operations within the physician practice management division. MedPartners reported a loss in the fourth quarter of 1997 from continuing operations, excluding the impact of restructuring and asset impairment charges, of $1.01 per share. Also on March 18, 1998, MedPartners announced the appointment of Mac Crawford as President, Chief Executive Officer and a director of MedPartners. Mr. Crawford previously served as Chairman of the Board, President and Chief Executive Officer of Magellan Health Services. Richard M. Scrushy will remain as Chairman of the Board of MedPartners, a position he assumed in January of 1998 after Larry R. House resigned.

     In recent months, a number of purported class action lawsuits have been filed against MedPartners alleging violations of the Federal securities laws and other claims. In addition, twenty-two health plans, including several divisions of Blue Cross and Blue Shield, have filed a $3.3 billion lawsuit against Caremark, a subsidiary of MedPartners, alleging fraudulent claims and physician kickbacks.

     The Company does not believe that these events will affect the ability of MedPartners to make required payments when due under the Company's leases with MedPartners.

     Balanced Care. Balanced Care, headquartered in Mechanicsburg, Pennsylvania, develops senior care continuums which meet the needs of upper middle, middle and moderate income populations in non-urban, secondary markets. As of February 2, 1998, Balanced Care operated a total of 34 assisted living facilities, 13 skilled nursing facilities and four independent living facilities in Pennsylvania, Missouri, Arkansas, North Carolina and Wisconsin, as well as a home health care agency in Missouri and a rehabilitation therapy operation in Pennsylvania. According to its public filings, assuming completion of the planned divestiture of Balanced Care's assisted living facilities in Wisconsin, Balanced Care will own nine and lease 35 senior living and health care facilities in Pennsylvania, Missouri, Arkansas and North Carolina with a capacity for 1,565 assisted living residents, 1,294 skilled nursing patients and 154 independent living residents.

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

     Management's investment criteria emphasize evaluation of the (i) creditworthiness of a proposed lessee, borrower, guarantor, developer or, under certain circumstances, sublessee of a healthcare facility, (ii) competitive position of a proposed property, (iii) attractiveness of the industry segment and (iv) strategic fit of a proposed property with the Company's existing portfolio. The Company believes that there is significant demand for REIT financing capital in the health care industry. In addition, the Company believes that the substantial health care industry experience and industry relationships of its management and directors will help the Company identify, evaluate and complete additional investments.

     The primary factor in determining whether to make an investment as a lease or mortgage loan is the financing structure proposed by the owner or developer. In evaluating whether to purchase a property for lease or to make a mortgage loan, the Company considers such factors as (i) the geographic area, type of property and demographic profile; (ii) the location, construction quality, condition and design of the property; (iii) the current and anticipated cash available for distribution and its adequacy to meet operational needs and lease obligations and to provide a competitive market return on equity to the Company's investors; (iv) the potential for capital appreciation, if any; (v) the growth, tax and regulatory environment of the communities in which the properties are located; (vi) the occupancy and demand for similar health facilities in the same or nearby communities; (vii) the mix of private and government sponsored patients; (viii) any potential alternative uses of the facilities; (ix) prospects for liquidity through financing or refinancing; (x) industry segment and operator diversification; and
(xi) the suitability of the potential investments in light of maintaining REIT status.

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

LEASES

     Each Lease relates to a health care facility, comprised generally of the land, buildings, other improvements and certain fixtures, for a use, in most cases, restricted to the intended health care related use and for such other uses as may be necessary in connection with or incidental to such use (the "Primary Intended Use"). Generally, personal property is not being purchased or leased, although the Company has been granted an option to purchase any personal property necessary or appropriate for the operation of the Leased Properties for an amount equal to the then-current book value (original cost less accumulated depreciation on the books of the lessee). The Leases have initial terms ranging from 10 to 15 years with the majority having one or more renewal terms providing in total at least 10 additional years exercisable by the lessee. The Leases are subject to earlier termination upon the occurrence of an event of default under the Lease by the lessee. Base rent varies by Lease, taking into consideration many factors, including the credit of the lessee, purchase price of the property, operating performance of the facility, location, type and physical condition of the facility. The Leases generally provide for additional rent commencing after the first year based on either a set percentage increase or a rate based on the consumer price index, with annual increases generally limited to a maximum of 5%.

     Substantially all of the Leases are triple net leases which require the lessees to pay, in addition to base rent, any additional rent and all additional charges, including any fines, penalties, interest and costs which may be levied for nonpayment or late payment thereof, all operating expenses, taxes, environmental clean up costs, association dues, insurance premiums, assessments, levies, fees, water and sewer rents and charges, all governmental charges with respect to the applicable Leased Property and ground rent in certain cases.

     Each lessee is required, at its expense, to maintain its leased property in good order and repair. The Company is not required to repair, rebuild or maintain the Leased Properties. Under certain Leases, the Company must purchase from the lessees certain structural capital improvements and replacements made by such lessees or otherwise compensate the lessees.

     Generally, the Leases also contain provisions which generally permit the lessees, under certain circumstances, to terminate the Leases and to repurchase the applicable Leased Property for a price equal to the Minimum Repurchase Price (as defined in the Leases) or to substitute another property or properties for the applicable Leased Property. These circumstances include (i) the occurrence of certain damage to or destruction of the Leased Properties, (ii) condemnation and (iii) mutual agreement of the parties. The three Integrated Health Leases, which commenced in 1994 and 1995, contain an option, exercisable at the end of the fifth year of the respective Lease, to repurchase the Leased Property for a purchase price equal to the Minimum Repurchase Price (as defined in the Leases). Each of the lessees has a right of first refusal to purchase the Leased Property during the terms of the Leases and for a short period of time following the expiration of the terms of the Leases on the same terms and conditions as the Company may propose to sell such Leased Property to an unrelated third party.

     Leases representing approximately 95% of the Company's total Leased Properties as of December 31, 1997, expire at various times between 2004 and 2012. No assurance can be given that a lessee will exercise any option to renew its lease upon the expiration of the initial term. In such an instance, the Company may not be able to locate a qualified purchaser or a qualified replacement tenant, as a result of which it would lose a source of revenue while remaining responsible for the payment of its obligations.

MORTGAGE LOANS

     The Company's permanent mortgage loans are comprised of secured loans which are structured to provide the Company with interest income, additional interest based on fixed rate increases or increases in the consumer price index, principal amortization and commitment fees. While from time to time the Company may invest in loan participations or secondary mortgages, substantially all of the approximately $170.1 million of permanent mortgage loans as of December 31, 1997 are first mortgage loans.

     The interest rates on the Company's investments in permanent mortgage loans for operating facilities range from approximately 9.25% to 13.39% per annum on the outstanding balances. The yield to the Company on permanent mortgage loans depends upon a number of factors, including the stated interest rate, average principal amount outstanding during the term of the loan, the amount of the commitment fee charged at the inception of the loan and the interest rate adjustments.

     The permanent mortgage loans for operating facilities made through December 31, 1997 generally have initial maturities of between five and 15 years, require monthly installments of principal and interest, and provide for a balloon payment of the outstanding principal balance at maturity.

     The Company generally requires a variety of additional forms of security and collateral beyond that which is provided by the lien of the mortgage. For example, the Company generally requires one or more of the following items: (a) a guaranty of the complete payment and performance of all obligations associated with each mortgage loan from the borrower's parent corporation, if any, other affiliates of the borrower and/or one or more of the individual principals controlling such borrower; (b) a collateral assignment from the borrower of the leases and the rents relating to the mortgaged property; (c) a collateral assignment from the borrower of all permits, licenses, approvals and contracts relating to the operation of the mortgages property; (d) letter of credit or cash collateral for a negotiated dollar amount typically equal to three months to six months principal and interest on the loan; and (e) a security interest in all of the borrower's personal property, including, in most instances, the borrower's accounts receivable. In addition, the mortgage loans are generally cross-defaulted and cross-collateralized with any other mortgage loans between the borrower or any affiliate of the borrower and the Company.

     Certain of the Company's Mortgage Loans are comprised of loan participations in which the Company subordinates its right to repayment to another lender but retains the right to repay the outstanding indebtedness owed to the senior lender at any time. The Company also provides mezzanine financing secured by second mortgages on health care properties in which it has, in certain events, the right to repay the outstanding indebtedness owed to the first mortgage lender.

DEVELOPMENT ARRANGEMENTS

     The Company has entered into certain development funding arrangements to provide the funding to enable health care operators to build facilities on property owned or leased by the Company or securing a mortgage loan. The Company views development funding as an effective way to acquire prime investments and to meet the significant demand on the part of qualified operators for funds for development of health care facilities. Providing such capital will, management believes, enhance the Company's position as a provider of funds for the health care industry.

     Investments in facilities under development subject the Company to risks related to possible delays in construction, cost of materials, financing availability, volatility in interest rates, labor availability, compliance with development agreements and funding arrangements and ability of the completed facility to generate the cash flow necessary to make payments to the Company under the leases or Mortgage Loans, as applicable.

Because development projects relate to properties under construction and which have no operating history, these investments generally involve greater risks than the sale and leaseback of operating properties.

     The Company contracts with a qualified third party developer to construct a facility. Prior to making any funding advance for a development, the Company will acquire or ground lease the real estate, will enter into a triple net lease with the third party developer and will have approval authority with regard to plans, specifications, budgets and time schedules for the completion of the development of the property. Under the terms of the development funding agreements, the Company will receive funding fees (the economic equivalent of construction period interest) on all funds advanced. Timely completion of the development in compliance with the plans, specifications, budgets and time schedules will be the contractual responsibility of the third party developer. All construction and service contracts relating to the development will be assigned to the Company. During the term of the development of a facility, funds will be advanced pursuant to requests made by the third party developer in accordance with the terms and conditions of the applicable funding agreement based on costs incurred prior to the date of such requests. As construction progresses, the Company will receive monthly reports evidencing the third party developer's compliance with the plans, specifications, budgets and time schedules, certified by appropriate architects and engineers. Change orders, if any, to the plans, specifications, budgets and time schedules will be permitted only with the approval of the Company.

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

TAXATION

     The following is only a summary of some of the significant federal income tax considerations affecting the Company and is qualified in its entirety by reference to the REIT Provisions of the Code, the rules and regulations promulgated thereunder, and the administrative and judicial interpretations thereof. The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal tax consequences described above. Moreover, there may be other federal, state, local or foreign, or estate and gift tax considerations applicable to the circumstances of a particular investor. Stockholders of the Company are urged to consult their own tax advisors as to the effects of these rules and regulations on them. In particular, foreign stockholders and tax-exempt domestic stockholders should consult with their tax advisors concerning the tax consequences of ownership of shares in the Company, including the possibility that distributions with respect to the shares will be subject to federal income tax withholding.

     General. The Company was organized and has elected, and believes that it has been operated and intends to operate so as to, qualify as a REIT for federal income tax purposes under Sections 856 through 860 of the Code (the "REIT Provisions of the Code"). No assurance can be given, however, that the Company will continue to be operated in a manner so as to remain qualified as a REIT. In brief, if certain detailed conditions imposed by the REIT Provisions of the Code are met, entities such as the Company which invest primarily in real estate and that would otherwise be treated for federal income tax purposes as corporations subject to regular corporate income tax are generally not taxed at the corporate level on their "REIT taxable income" which is distributed to stockholders. This treatment substantially eliminates the "double taxation" (at both the corporate and stockholder levels) that generally results from the use of corporate investment vehicles. The following is a general summary of the provisions that govern the federal income tax treatment of a REIT and its stockholders. This summary is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative and judicial interpretations thereof.

     Requirements for Qualifications. The Code defines a REIT as a corporation, trust or association (1) which is managed by one or more trustees or directors,
(2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest, (3) which would be taxable, but for the REIT Provisions of the Code, as an association taxable as a domestic corporation, (4) which is neither a financial institution nor an insurance company subject to certain provisions of the Code, (5) the beneficial ownership of which is held by 100 or more persons determined without reference to any rules of attribution, (6) which is not closely held as determined under the personal holding company stock ownership test of Section 542(a) (as applied with certain modifications), and (7) which meets certain other tests, described below regarding the nature of its income and assets. The Code provides that conditions
(1) through (4), inclusive, must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Moreover, in order to qualify as a REIT for a taxable year under the Code, the Company must elect or previously have elected to be so treated and must meet the requirements stated above and which are described more fully below.

     Gross Income Tests. There are two separate percentage tests relating to the sources of the Company's gross income which must be satisfied annually. First, in general, at least 75% of the Company's gross income (excluding gross income from certain sales of property to customers in the ordinary course of the Company's trade or business ("dealer property")) from the taxable year must be derived directly or indirectly from investments in real property which includes "rents from real property" (other than gain from dealer property), mortgages on real property, or certain qualified temporary investment income. Second, in general, at least 95% of the Company's gross income (excluding gross income from certain sales of dealer property) for each taxable year must be derived from such real property investments described with respect to the 75% test, dividends, interest or gross income from the sale or disposition of stock or other securities (other than gross income from certain sales of dealer property).

     Asset Tests. At the close of each quarter of the Company's taxable year, the Company must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must consist of real estate assets (including interests in real property and interests in mortgages on real property as well as its allocable share of real estate assets held by joint ventures or partnerships in which the Company participates, if any), cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those includable in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and the Company may not own more than 10% of any one issuer's outstanding voting securities. The Company may own 100% of another corporation, provided such other corporation constitutes a qualified REIT subsidiary under the REIT Provisions of the Code. In such a case, the separate existence of the qualified REIT subsidiary is ignored for federal income tax purposes and the assets, income, gain, loss and other attributes of such entity are treated as being owned or generated directly by the Company.

     Annual Distribution Requirements. The Company, in order to continue to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its stockholders in an amount equal to or greater than the excess of (A) the sum of (i) 95% of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and by excluding the Company's net capital gain) and (ii) 95% of the net income, if any, (after tax), from foreclosure property, over (B) the sum of certain non-cash income (from certain inputed rental income and income from transactions inadvertently failing to qualify as like-kind exchanges). To the extent that the Company does not distribute all of its net long-term capital gain and all of its REIT taxable income, it will be subject to tax thereon. In addition, the Company will be subject to a 4% excise tax to the extent it fails within a calendar year to make required distributions to its stockholders of 85% of its ordinary income and 95% of its capital gain net income plus the excess, if any, of the grossed up required distribution for the preceding calendar year over the amount treated as distributed for such preceding calendar year. For this purpose, "grossed up required distribution" for any calendar year is the sum of the taxable income of the Company for the taxable year (without regard to the deduction for dividends paid) and all amounts from earlier years that are not treated as having been distributed under the provision. Dividends declared in the last quarter of the year (October, November or December) and paid during the following January, will be treated as having been paid and received on December 31.

     It is possible that the Company, from time to time, may not have sufficient cash or other liquid assets to meet the 95% distribution requirements due to timing differences between actual receipt of income and actual payment of deductible expenses or dividends on the one hand and the inclusion of such income and deduction of such expenses or dividends in arriving at REIT taxable income of the Company on the other hand. The problem of inadequate cash to make required distributions could also occur as a result of the repayment in cash of principal amounts due on the Company's outstanding debt, particularly in the case of balloon repayments or as a result of capital losses on short-term investments of working capital. Therefore, the Company might find it necessary to arrange for short-term, or possibly long-term, borrowing or new equity financing. If the Company were unable to arrange such borrowing or financing as might be necessary to provide funds for required distributions, its REIT status could be jeopardized. Under certain circumstances, the Company may be able to rectify a failure to meet the annual REIT distribution requirements for a taxable year by paying deficiency dividends to stockholders within a specified period.

     Taxation of Stockholders -- In General. As long as the Company qualifies as a REIT, distributions other than capital gain dividends (including reinvestments pursuant to the Company's dividend reinvestment plan, if any) made to the Company's taxable domestic stockholders out of current and accumulated earnings and profits will be taken into account by them as ordinary income, and corporate stockholders will not be eligible for the dividends received deduction. Distributions that are designated as capital gain dividends will be taxed as long-term capital gains to the extent they do not exceed the Company's actual net capital gain for the taxable year, although corporate stockholders may be required to treat up to 20% of any such capital gain dividend as ordinary income. Distributions in excess of the Company's current and accumulated earnings and profits will not be taxable to a stockholder to the extent that they do not exceed the adjusted basis of a stockholder's shares of stock. To the extent that such distributions exceed the adjusted basis of a stockholder's shares of stock, they will be included in income as long-term capital gain (or short-term capital gain if the shares of stock have been held for not more than one year) assuming the shares of stock are a capital asset in the hands of the stockholder. Stockholders may not include, in their respective income tax returns, any net operating losses or capital losses of the Company. Dividends declared by the Company in the last quarter of the calendar year (October through December) to stockholders of record on a date in such quarter shall be treated as both paid by the Company and received by such stockholders on December 31 of such year, provided that the Company actually pays such dividends during January of the following calendar year.

     In general, any gain or loss recognized by a stockholder on the sale or other taxable disposition of shares of stock will be treated as capital gain or loss, provided the shares are a capital asset in the hands of the seller. In general, any loss upon a sale or exchange of shares of stock by a stockholder who has held such shares for not more than six months (after applying certain rules), will be treated as a long-term capital loss to the extent of distributions from the Company required to be treated by such stockholder as long-term gain. The Taxpayer Relief Act of 1997 (the "Act") alters the taxation of capital gain income. Under the Act, individuals who hold certain investments for more than 18 months may be taxed at a maximum long-term capital gain rate of 20% on the sale or exchange of those investments. Individuals who hold certain assets for more than 12 months but less than 18 months may be taxed at a maximum mid-term capital gain rate of 28% on the sale or exchange of those investments. The Act also provides a maximum rate of 25% for "unrecaptured section 1250 gain" for individuals, special rules for "qualified 5-year gain," as well as other changes to prior law. The Act allows the IRS to prescribe regulations on how the Act's new capital gain rates will apply to sales of capital assets by "pass-thru entities," which include REITs such as the Company. To date, regulations have not yet been prescribed, and it remains unclear how the Act's new rates will apply to capital gain dividends or undistributed capital gains, including, for example, the extent, if any, to which capital gain dividends or undistributed capital gains from the Company will be taxed to individuals at the new rates for mid-term capital gains and unrealized section 1250 recapture, rather than the long-term capital gain rates. Investors are urged to consult their own tax advisors with respect to the new rules contained in the Act.

     Tax preference and other items which are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its stockholders under regulations which are to be prescribed. It is likely that these regulations would require tax preference items to be allocated to the Company's stockholders with respect to any accelerated depreciation claimed by the Company.

     Failure to Qualify As A REIT. If the Company fails to qualify for taxation as a REIT in any taxable year and the relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders in any year in which the Company fails to qualify will not be deductible by the Company, nor will they be required to be made. In such event, to the extent of current or accumulated earnings and profits, all distributions to stockholders will be taxable as ordinary income, and, subject to certain limitations in the Code, corporate distributees may be eligible for the dividends received deduction. Failure to qualify and to maintain qualification as a REIT would force the Company to significantly reduce its distributions and possibly incur substantial indebtedness or liquidate substantial investments in order to pay the resulting corporate taxes. In addition, the Company, once having obtained REIT status and having lost such status, would not be eligible to elect REIT status for the four subsequent taxable years, unless its failure to maintain its qualification was due to reasonable cause and not willful neglect, and certain other requirements were satisfied. In order to elect again to be taxed as a REIT, the Company would be required to distribute all of its earnings and profits accumulated in any non-REIT taxable year.

     Taxpayer Relief Act of 1997. On August 5, 1997, President Clinton signed into law the Taxpayer Relief Act of 1997 (H.R. 2014), which will have the effect of modifying certain REIT-related Code provisions for tax years of the Company beginning on or after January 1, 1998. Some of the potentially significant REIT-related changes contained in this legislation include: (i) the rule disqualifying a REIT for any year in which it fails to comply with certain regulations requiring the REIT to monitor its stock ownership is replaced with an intermediate financial penalty; (ii) the rule disqualifying a REIT in any year that it is "closely held" does not apply if during such year the REIT complied with certain regulations which require the REIT to monitor its stock ownership, and the REIT did not know or have reason to know that it was closely held; (iii) a REIT is permitted to render a de minimis amount of impermissible services to tenants in connection with the management of property and still treat amounts received with respect to such property (other than certain amounts relating to such services) as qualified rent; (iv) the rules regarding attribution to partnerships for purposes of defining qualified rent and independent contractors are modified so that attribution occurs only when a partner owns a 25% or greater interest in the partnership; (v) the 30% gross income test is repealed; (vi) any corporation wholly-owned by a REIT is permitted to be treated as a qualified REIT subsidiary regardless of whether such subsidiary has always been owned by the REIT; (vii) a REIT may elect to retain, rather than distribute, its net long-term capital gains and pay the tax on such gains, while its shareholders include their proportionate share of the undistributed long-term capital gains in income and receive a credit for their share of the tax paid by the REIT; (viii) the class of excess noncash items for purposes of the REIT distribution requirements is expanded; and (ix) certain other Code provisions relating to REITs are amended. Some or all of the provisions could affect both the Company's operations and its ability to maintain its REIT status for its taxable years beginning in 1998.

COMPETITION

     The Company competes for investments with, among other investors, health care providers, other health care-related REITs, real estate partnerships and financial institutions. Certain of these investors have greater capital resources than the Company. All of the Investments operate in a competitive environment, and patients and referral sources, including physicians, may change their preferences for a health care facility from time to time. The Investments compete with other similar facilities in their various locations for the support of the medical community. Additionally, other health care facilities in which the Company may invest will likely compete with similar facilities for the support of the medical community and the general public. Some significant competitive factors for the placing of physicians in ancillary hospital facilities and patients in medical facilities include reputation, physical appearance of the facilities, services offered, quality of care, family preferences, physician services, location and price.

GOVERNMENTAL REGULATION AND PRIVATE PAYOR COST CONTAINMENT

     Health Care Reform. The health care industry is facing various challenges, including increased governmental and private payor pressure on health care providers to control costs, the migration of patients from acute care facilities into extended care and home care settings, and the vertical and horizontal consolidation of health care providers. These changes, including reductions in reimbursement levels under Medicare, Medicaid and private payor programs, could adversely affect the Company's revenues.

     Medicare is a federal health insurance program for individuals age 65 or over and certain chronically disabled individuals. Medicaid is a joint federal and state program designed to provide medical assistance to certain low income individuals. A significant portion of the revenue of the Company's borrowers and lessees is derived from governmentally funded reimbursement programs, such as Medicare and Medicaid. Therefore, the Company's revenues may be indirectly affected by changes in these programs. These programs are highly regulated and subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations and administrative and judicial interpretations of existing law. In recent years, there have been fundamental changes in the Medicare program which have resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Moreover, health care facilities and physicians have experienced increasing pressures from private payors attempting to control health care costs, and reimbursement from private payors has, in many cases, effectively been reduced to levels approaching those of government payors.

     The Balanced Budget Act of 1997 includes $115 billion in Medicare savings and $14.6 billion in Medicaid savings during the next five fiscal years. The need to slow the growth rate in federal health care expenditures will be a continuing priority as Congress attempts to assure the short term solvency of the Medicare Trust Fund. It is anticipated that further debate on overall structural reform of federal health care programs will affect additional legislative action on cost containment. A number of states also have implemented or proposed cost containment programs, including rate setting agencies which control inpatient health care facility rates, including private pay rates.

     The Company believes that government and private efforts to contain and reduce health care costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by the Company's borrowers and lessees. In addition, Company anticipates continuing governmental and private cost control initiatives which will reduce, freeze, or restrict payments to physicians and many other medical professionals. Many lessees, tenants, or sublessees are medical professionals whose financial condition could suffer material, adverse effects from these initiatives.

     There is no assurance that lessees, sublessees, and tenants or borrowers will in the future be able to generate the cash flow necessary to make payments required under the leases or other agreements. The Company believes that the vast nature of the health care industry, the financial strength and operating flexibility of its Operators, and the diversity of its portfolio will mitigate against the impact of any such diminution in reimbursement. However, the Company cannot predict what cost containment proposals, if any, will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material, adverse effect on the Company's financial condition or results of operations.

     Potential Operator Loss of License or Certification and Restrictions on Expansion. The financial condition of the Operators may be affected by changes in the regulatory licensing and certification policies of federal, state, and local governments for health care facilities. Health care facilities that participate in Medicare and Medicaid must meet extensive program requirements, including physical plant and operational requirements, which are revised from time to time. Physicians also must meet various requirements to continue participation in Medicare and Medicaid. The failure of an Operator to comply with such regulations, licensing, or accreditation requirements could affect its ability to obtain Medicare, Medicaid and private payor reimbursement, as well as its ability to operate its facility or facilities and could adversely affect such Operator's ability to make debt or lease payments to the Company. There can be no assurance that the operators of all of the Leased Properties will remain in compliance with applicable law.

     In addition, expansion (including the acquisition of new beds or services or acquisition of medical equipment) and, occasionally, the discontinuation of services of health care facilities is generally subjected, in many states, to regulatory approvals through state Certificate of Need ("CON") programs. The inability to obtain necessary approvals can inhibit a health care facility's expansion and adversely affect its profitability. CON requirements are not uniform throughout the United States and are subject to change. The Company cannot predict the impact of regulatory changes with respect to CONs on the operations of the Company's Operators.

     In the past several years, due to rising health care costs, there has been an increased emphasis on detecting and eliminating fraud and abuse in the Medicare and Medicaid programs. Payment of any consideration in exchange for referral of Medicare and Medicaid patients is generally prohibited by federal statute, which subjects violators to severe penalties, including exclusion from the Medicare and Medicaid programs, tremendous fines, and prison sentences. In addition, legislation has been adopted in some states and at the federal levels that severely restricts the ability of physicians to refer patients to entities in which they have a financial interest.

     In recent years, both federal and state governments have significantly increased investigation and enforcement activity to detect and punish wrongdoers. The Department of Health and Human Services Office of Inspector General recouped $1.2 billion in fiscal 1997 from health care fraud investigations -- five times more than recovered in fiscal 1996. Medicare barred 2,719 physicians, suppliers, and others from its program in 1997, nearly double the number of exclusions from 1996. Private lawsuits filed by informants alleging health care fraud and state enforcement initiatives have increased significantly. It is anticipated that the trend toward increased investigation and informant activity in the area of fraud and abuse, as well as unlawful self-referral, will continue in future years. In the event that any Operator were to be found in violation of laws regarding fraud, abuse, or self-referral, that Operator's ability to operate a health care facility or medical practice could be jeopardized, which could adversely affect its ability to make debt or lease payments to the Company and, thereby, adversely affect the Company.

INTEREST RATE SENSITIVITY

     The degree of risk associated with the Company's borrowings will increase to the extent that the Company borrows on terms involving variable interest rates and/or "balloon" payments at maturity. Borrowings under the Company's $180 million unsecured line of credit (the "Bank Credit Facility") provided by a consortium of banks led by NationsBank, National Association ("NationsBank") bear interest at a rate chosen by the Company from either the base rate of NationsBank or the Eurodollar rate plus a percentage that varies from 1% to 1.625%. At December 31, 1997, the Company had variable interest rate indebtedness aggregating approximately $173.0 million under the Bank Credit Facility and $27.5 million under the Company's $40 million short-term credit facility (the "Short-Term Credit Facility").

     The Bank Credit Facility matures on June 24, 2000. The Short-Term Credit Facility was repaid in full on February 6, 1998. The Company intends to renew the Bank Credit Facility or repay the outstanding balance at that time with proceeds from a refinancing or from a sale of debt or equity securities. There can be no assurances that the lenders will agree to renew the Bank Credit Facility on terms favorable to the Company or that the Company will be able to obtain refinancing proceeds or proceeds from the sale of debt or equity securities.

     During September 1997, the Company entered into an interest rate swap agreement with NationsBank which, beginning March 1998, effectively fixed the base rate at 5.959% on a $50 million notional amount of borrowings under the Bank Credit Facility. Future indebtedness may also bear interest at a floating rate. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay dividends to stockholders.

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

     Operations at the health care facilities underlying the Investments have been and will continue to be subject to numerous federal, state and local environmental laws, ordinances and regulations, including those relating to the generation, segregation, handling, packaging and disposal of radioactive materials and other medical wastes as well as facility siting, construction, occupational training and safety, disposal of non-medical wastes, underground storage tanks and ash emissions from incinerators. In addition, certain of the Investments were built prior to the time prohibitions on the use of asbestos in building construction were enacted and other such facilities may be acquired by the Company in the future.

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

INSURANCE

     The Company obtains title insurance with respect to each of the Investments in amounts equal to their respective purchase prices or in the amount of the Company's committed investment, insuring that the Company holds title to each of the Investments free and clear of all liens and encumbrances, except those approved by the Company. The Company believes that the Investments are adequately covered by comprehensive liability, fire, flood (if available) and extended coverage with respect to the Investments with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses which may either be uninsurable or not economically insurable. The Company generally does not require the Operators to carry earthquake insurance with respect to its Investments. This decision was based upon a number of factors, including the structural design of the buildings and the general lack of seismic activity in the areas where the health care facilities underlying the Investments are located. Should an uninsured loss occur the Company could lose its investment in, and anticipated profits and cash flow from, an Investment.

EMPLOYEES

     As of March 24, 1998, the Company employed 14 people. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

ITEM 2.  PROPERTIES

INVESTMENTS

     Information with respect to the Company's Investments is set forth in Item 1 of this Report.

HEADQUARTERS

     The Company's headquarters are located in offices at 1000 Urban Center Drive, Suite 630, Birmingham, Alabama, which are leased from an unaffiliated party pursuant to a written lease that expires July 31, 1999. The lease covers 8,301 square feet at a rental of $17.83 per square foot, aggregating $147,337.56 annually.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not aware of any material legal action pending or threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange, Inc. ("NYSE") under the symbol "CCT". As of March 24, 1998, there were 598 holders of record of the Common Stock. The following table sets forth, for the fiscal periods indicated, the high and low closing sales prices of the Common Stock on the NYSE, and the dividend distributions per share declared by the Company with respect to each applicable quarter:

                                                                              DISTRIBUTIONS
                                                         HIGH        LOW        PER SHARE
                                                         ----        ---      -------------
1996:
First Quarter........................................    $21  1/2    $18 7/8     $ .445
Second Quarter.......................................     21  1/2     19 1/2       .455
Third Quarter........................................     21  1/4     19 3/4       .460
Fourth Quarter.......................................     21  7/8     20 3/4       .465
                                                                                 ------
          Total......................................                            $1.825
1997:
First Quarter........................................    $24  1/8    $22 3/8     $ .470
Second Quarter.......................................     24  3/8     21 3/8       .475
Third Quarter........................................     24  1/2     22 7/8       .480
Fourth Quarter.......................................     25  9/16    23 3/8       .485
                                                                                 ------
          Total......................................                            $1.910
1998:
First Quarter (through March 24, 1998)...............    $25  15/16  $23 3/4         --

     The Company makes quarterly distributions to stockholders of approximately 85% to 95% of its cash available for distribution; however, the Company may elect to pay more or less than such amount as determined by the Board of Directors of the Company. In any event, the Company expects to make distributions annually in excess of 95% of its REIT taxable income in order to satisfy the annual distribution requirements of a REIT. Payment of distributions, however, will be at the discretion of the Board of Directors at all times and will depend upon various factors including the Company's financial condition, earnings, anticipated investments and other relevant factors.

     The Company has a dividend reinvestment plan under which stockholders of record may invest all or a portion of their dividend distributions and up to an additional $5,000 per quarter to purchase additional shares of Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "Selected Financial Data," set forth on Page 3 of the Company's 1997 Annual Report to Stockholders, is incorporated herein by reference.

     The ratio of earnings to combined fixed charges and preferred stock dividends is set forth below for each period indicated:

                                                                                          FROM JUNE 30, 1994
                                                                                            (INCEPTION) TO
                                                              YEAR ENDED DECEMBER 31,      DECEMBER 31, 1994
                                                              ------------------------    ------------------
                                                              1997      1996      1995
                                                              ----      ----      ----
Ratio of earnings to fixed charges and preferred stock
  dividends.................................................  2.4x      3.0x      2.0x            4.0x

     For purposes of calculating the following ratios, (i) earnings represent income from continuing operations before income taxes, plus fixed charges, (ii) fixed charges represent interest expense on all indebtedness (including amortization of deferred debt issuance costs) and the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third of operating lease rentals), and (iii) preferred stock dividends represent dividends actually paid during the respective fiscal year on the outstanding shares of 8 7/8% Series A Cumulative Preferred Stock, par value $.001 per share, of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's information relating to the management's discussion and analysis of financial condition and results of operations, set forth on Pages 10 through 16 of the Company's 1997 Annual Report to Stockholders under the caption "Management's Discussion," is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the related notes thereto, together with the report of KPMG Peat Marwick LLP thereon, set forth on Pages 17 through 27 of the Company's 1997 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The information with respect to directors, set forth under the caption "Election of Directors" in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 1998, is incorporated herein by reference.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

NAME                                  AGE   POSITION
----                                  ---   --------
John W. McRoberts...................  45    President and Chief Executive Officer
Malcolm E. McVay....................  36    Chief Financial Officer, Secretary and Treasurer

     Mr. McRoberts was a senior officer of AmSouth Bank (formerly AmSouth Bank N.A.), headquartered in Birmingham, Alabama, prior to becoming a co-founder, President and Chief Executive Officer of the Company in 1994. He was employed by AmSouth Bank from 1977 to 1993 and most recently was head of Corporate Banking for the Birmingham area. Mr. McRoberts' responsibilities at AmSouth Bank also included oversight of the bank's entire healthcare lending portfolio and the Birmingham based real estate lending portfolio.

     Mr. McVay was a senior vice president of SouthTrust Bank, N.A., headquartered in Birmingham, Alabama, prior to becoming Chief Financial Officer, Secretary and Treasurer of the Company. With ten years of commercial banking experience, Mr. McVay served as the senior loan officer and chairman of the senior loan committee for SouthTrust's west Alabama operations.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation," set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 1998, is incorporated herein by reference. The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation, also included in the Proxy Statement, are expressly not incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Security Ownership of Certain Beneficial Owners and Management," set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 1998, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Certain Relationships and Related Transactions," set forth in the Company's Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 7, 1998, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Index to Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits.

(1) CONSOLIDATED FINANCIAL STATEMENTS:

     The following consolidated financial statements of Capstone Capital Corporation are incorporated herein by reference in Item 8 from the Company's 1997 Annual Report to Stockholders:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996.

          Consolidated Statements of Income for the Years Ended December 31, 1997, December 31, 1996, and December 31, 1995.

          Consolidated Statements of Cash Flow for the Fiscal Years Ended December 31, 1997, December 31, 1996, and December 31, 1995.

          Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended December 31, 1997, December 31, 1996, and December 31, 1995.

          Notes to Consolidated Financial Statements.

(2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

     Independent Auditors' Report on Consolidated Financial Statement Schedules

     Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 1997

     Schedule IV -- Mortgage Loans on Real Estate as of December 31, 1997

     All other schedules are omitted because they are not applicable or not required or because the information is included in the Company's consolidated financial statements or notes thereto.

(3) EXHIBITS

     The exhibits listed on the accompanying Index of Exhibits are filed as a part of this report or are incorporated herein by reference.

     The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of each instrument defining the rights of holders of the Company's long-term debt.

     CAPSTONE CAPITAL CORPORATION WILL FURNISH TO EACH STOCKHOLDER, UPON WRITTEN REQUEST, COPIES OF THE EXHIBITS REFERRED TO ABOVE AT A COST OF TEN CENTS PER PAGE. REQUESTS SHOULD BE ADDRESSED TO: MALCOLM E. MCVAY, SECRETARY, CAPSTONE CAPITAL CORPORATION, 1000 URBAN CENTER DRIVE, SUITE 630, BIRMINGHAM, ALABAMA 35242.

     (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 24, 1997 to report under Item 5 the execution of an underwriting agreement between the Company and Legg Mason Wood Walker, Incorporated. No other reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 1997.

     (c) Exhibits

     The response to this portion of Item 14 is submitted as a separate section of this report. See Item 14(a)(3) and separate Exhibit Index attached hereto.

     (d) Financial Statement Schedules


                          Independent Auditors' Report



The Stockholders and Board of Directors
Capstone Capital Corporation:

Under date of January 20, 1998, we reported on the consolidated balance sheets of Capstone Capital Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Part IV, Item 14(a)(2). These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                        /s/ KPMG PEAT MARWICK LLP


Birmingham, Alabama
January 20, 1998


                          CAPSTONE CAPITAL CORPORATION

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997



                                                                                                                           Cost
                                                                                                                       Capitalized
                                                                                                                      Subsequent to
                           Description                                                  Initial Cost                   Acquisition
-----------------------------------------------------------------------       ---------------------------------       -------------
                                           Type                                                     Building &
Property(1)                                (2)       Location                 Land                 Improvements        Improvements
-------------------------------------      ----      ------------------       ----------           ------------        ------------

One-7000 Medical Building                  AHF       S. Miami, FL             $  737,168           $12,649,159         $     --
Birmingham Medical Building II             AHF       Birmingham, AL            1,866,774             7,835,011            4,600
Birmingham Medical Building I              AHF       Birmingham, AL              701,301             4,048,481               --
American Sports Medicine Institute         AHF       Birmingham, AL              822,390             2,411,404               --
Larkin Annex Medical Building              AHF       S. Miami, FL              1,514,728               757,947               --
Richmond Medical Building                  AHF       Richmond, VA              1,084,545             1,036,696               --
Sunrise Mountainview                       AHF       Las Vegas, NV                    --            29,519,775          715,846
Sarasota Medical Centre                    AHF       Sarasota, FL                     --            14,901,245          460,568
Beaumont Regional Professional Towers      AHF       Beaumont, TX                     --             8,892,446          325,135
Bellaire Plaza                             AHF       Houston, TX               2,336,080             6,643,920               --
Midway Medical Plaza                       AHF       Los Angeles, CA           4,093,477            16,522,062            1,030
Medical Building II                        AHF       Gadsden, AL                  41,372             5,821,627               --
Desert Springs                             AHF       Las Vegas, NV             1,489,288             3,282,401               --
Hamiter Building                           AHF       Gadsden, AL                  82,743             4,339,510               --
Goodyear Clinic                            AHF       Gadsden, AL                  75,580             1,546,052               --
Daniel Medical Center                      AHF       Winter Park, FL           1,620,000             4,580,000               --
Southwest General Medical Building         AHF       San Antonio, TX                  --             2,361,042            7,050
Richmond Medical Building II               AHF       Richmond, VA              1,084,545             9,018,485               --
Melbourne Medical Building                 PC        Melbourne, FL             3,275,000             6,112,537               --
McCullough Medical Plaza                   PC        Birmingham, AL            1,200,000             4,831,549               --
South County Medical Center II             PC        St Louis, MO                     --             2,890,954               --
Greenwood Medical Building                 PC        Memphis, TN                 352,588             1,448,909               --
Columbus OB/GYN                            PC        Columbus, GA                311,000             1,303,603               --
Indialantic Medical Building               PC        Melbourne, FL               480,000               752,168               --
West Palm Beach Medical Building           PC        West Palm, FL                90,000               491,693               --
Par Place Medical                          PC        Palm Bay, FL                750,000             5,819,038           18,542
Brookstone                                 PC        Tampa, FL                   850,000             5,101,001            1,046
Melbourne Clinic                           PC        Melbourne, FL               860,000             1,790,000            2,400
Clayton Big Bend                           PC        St. Louis, MO               533,850             1,745,912          465,542
Bonita Bay Medical Centre                  ASF       Bonita Springs, FL               --             8,073,115               --
South County Medical Plaza                 ASF       St. Louis, MO             1,024,000             5,941,206          352,850
Cape Coral Medical Plaza                   ASF       Cape Coral, FL                   --             5,809,339               --
Northlake                                  ASF       Tucker, GA                       --             1,007,017           43,828
North Shore                                ASF       Evanston, IL                141,375               740,061           37,994
West County Surgery                        ASF       Town & Country, MO          585,000             1,358,662           94,962
Mountain View                              LTC       Greensburg, PA              207,888             9,625,535           30,223
Oakwood                                    SAC       Alexandria, VA              313,570             9,848,800           34,675
Gravois                                    SAC       St. Louis, MO             1,427,162             6,982,312          181,290
Southeast Texas Rehabilitation             IRF       Beaumont, TX                926,000             9,809,294           18,903
Altoona Rehabilitation                     IRF       Altoona, PA               1,150,000            16,033,654           18,548
Mechanicsburg Rehabilitation               IRF       Mechanicsburg, PA           850,000            11,578,962           17,086
Great Lakes Rehabilitation Hospital        IRF       Erie, PA                         --            14,523,233               --
Desert Vista                               CMHH      Mesa, AZ                  1,185,758             7,364,242               --


                                                             Gross Amount at which
                                                          Carried at December 31, 1997
                                                          -----------------------------
                                                         Buildings &           Total                Accumulated          Date
Property(1)                              Land            Improvements           (3)               Depreciation(4)      Acquired
-----------------------------------      ----------      -------------      -----------           ---------------      --------

One-7000 Medical Building                $  737,168      $12,649,159        $13,386,327            $1,112,325           6/30/94
Birmingham Medical Building II            1,888,774        7,839,611          9,706,385               696,864           6/30/94
Birmingham Medical Building I               701,301        4,048,481          4,749,782               362,795           6/30/94
American Sports Medicine Institute          822,390        2,411,404          3,233,794               220,491           6/30/94
Larkin Annex Medical Building             1,514,728          757,947          2,272,675                72,970           6/30/94
Richmond Medical Building                 1,084,545        1,036,696          2,121,241                94,728           6/30/94
Sunrise Mountainview                             --       30,235,421         30,235,421             1,280,425           3/31/96
Sarasota Medical Centre                          --       14,901,245         14,901,245               873,374            7/1/95
Beaumont Regional Professional Towers            --        9,217,581          9,217,581               304,555           8/23/98
Bellaire Plaza                            2,336,080        6,843,920          9,180,000                45,493           9/26/97
Midway Medical Plaza                      4,093,477       18,523,092         20,615,569             1,450,119           6/30/94
Medical Building II                          41,372        5,821,627          5,862,999               516,638           6/30/94
Desert Springs                            1,469,286        3,282,401          4,751,687               298,255           6/30/94
Hamiter Building                             82,743        4,339,510          4,422,253               384,594           6/30/94
Goodyear Clinic                              75,680        1,548,062          1,621,732               137,171            6/2/97
Daniel Medical Center                     1,620,000        4,580,000          6,200,000                67,196          10/21/94
Southwest General Medical Building               --        2,388,092          2,388,092               189,216           6/30/94
Richmond Medical Building II              1,084,545        9,018,485         10,103,030               805,143           8/17/95
Melbourne Medical Building                3,275,000        6,112,537          9,387,537               362,826           7/28/94
McCullough Medical Plaza                  1,200,000        4,831,549          6,031,549               422,429            7/1/97
South County Medical Center II                   --        2,890,954          2,890,954                34,218           1/31/96
Greenwood Medical Building                  352,586        1,448,909          1,801,495               114,812            8/7/95
Columbus OB/GYN                             311,000        1,303,603          1,614,603                76,618           8/17/95
Indialantic Medical Building                480,000          752,168          1,232,168                45,018           1/15/95
West Palm Beach Medical Building             90,000          491,893            581,693                38,424           6/28/96
Par Place Medical                           750,000        5,836,580          8,585,580               220,766           9/30/96
Brookstone                                  850,000        5,102,047          5,952,047               159,842          11/26/96
Melbourne Clinic                            660,000        1,792,400          2,452,400                49,323           5/31/96
Clayton Big Bend                            533,650        2,212,454          2,748,104                81,093            4/1/95
Bonita Bay Medical Centre                        --        8,073,115          8,073,115               495,246           6/30/94
South County Medical Plaza                1,024,000        6,294,056          7,318,056               589,115            4/1/95
Cape Coral Medical Plaza                         --        5,609,339          5,609,339               386,787           6/30/94
Northlake                                        --        1,050,845          1,050,845                96,005           6/30/94
North Shore                                 141,375          778,045            919,420                71,683          12/31/96
West County Surgery                         565,000        1,453,644          2,018,644                35,141           8/30/94
Mountain View                               207,888        9,655,758          9,863,626               848,303          12/15/94
Oakwood                                     313,570        9,883,475         10,197,045               762,122           6/30/94
Gravois                                   1,427,162        7,163,602          8,590,764               643,864            7/1/96
Southeast Texas Rehabilitation              925,000        9,626,197         10,551,197               413,834           5/10/96
Altoona Rehabilitation                    1,150,000       16,052,200         17,202,200               659,349           5/10/96
Mechanicsburg Rehabilitation                850,000       11,596,056         12,446,057               476,349           3/27/95
Great Lakes Rehabilitation Hospital               -       14,523,233         14,523,233             1,008,854           4/17/95
Desert Vista                              1,185,758        7,364,242          8,550,000               523,882           4/17/95


                          CAPSTONE CAPITAL CORPORATION

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997

                                                                                                              Cost Capitalized
                    Description                                                    Initial Cost           Subsequent to Acquisition
--------------------------------------------------------                    -------------------------     -------------------------
                                                                                          Building &
Property(1)                           Type(2)   Location                 Land            Improvements             Improvements
-----------                           -------   --------                 ----------      ------------             ------------
Mission Vista                         CMHH      San Antonio, TX          $  238,809      $ 3,711,192                $       --
Coral Gables                          ORF       Coral Gables, FL            580,646        1,742,935                        --
Little Rock                           ORF       Little Rock, AR             333,240        1,748,168                        --
Virginia Beach                        ORF       Virginia Beach, VA               --        1,460,000                        --
Arcon DeFuniak Springs Center         IDF       DeFuniak Springs, FL             --        4,822,158                        --
Arcon Crystal Beach Center            IDF       Destin, FL                  710,437        3,706,972                        --
Arcon Soddy Daisy Center              IDF       Soddy Daisy, TN                  --        3,717,652                        --
Kingston Health Care                  SNF       Kingston, PA                124,000        4,122,799                        --
Blakely-Pine                          SNF       Peckville, PA                23,000        2,465,000                        --
Butler-Balanced Care                  ALF       Butler, MO                   11,250        1,322,500                        --
Nevada I-Balanced Care                ALF       Nevada, MO                   75,000        1,258,750                        --
Nevada II-Balanced Care               ALF       Nevada, MO                   48,750        1,287,000                        --
Alleghany                             IRF       Pittsburg, PA                    --       15,002,604                        --
Highlands Diagnostic                  PC        Birmingham, AL              515,000        1,619,888                        --
Surburban Heights                     IDF       Chicago Heights, IL         160,000        8,846,804                        --
Lamar-Balanced Care                   ALF       Lamar, MO                    46,750        1,294,500                        --
Arcon Mesquite                        IDF       Mesquite, TX                     --        4,908,184                        --
Kelsey-Seybold                        PC        Houston, TX               4,155,768        9,554,175                        --
Chicoppee Blue Cross/Blue Shield      PC        Chicoppee, MA             1,380,000        7,254,000                        --
Farmington Blue Cross/Blue Shield     PC        Framington, MA            1,077,100        2,638,900                        --
Baintree Blue Cross/Blue Shield       PC        Baintree, MA              1,077,500        6,080,500                        --
Methuen Blue Cross/Blue Shield        PC        Methuen, MA                 448,500        6,502,500                        --
Agawan Blue Cross/Blue Shield         PC        Agawan, MA                   36,000        2,368,000                        --
South Boston-Quality Link             SNF       South Boston, VA            194,493        1,186,572                    97,246
Goochland-Quality Link                SNF       Goochland, VA                68,072        3,355,164                   194,493
Fork Union-Quality Link               SNF       Fluvanna, VA                 77,796        2,956,454                   194,493
Garner-Quality Link                   SNF       Garner, NC                  388,985        5,364,696                   291,739
Lawrenceville-Quality Link            SNF       Lawrenceville, VA           106,971        4,094,235                   194,493
Emporia-Quality Link                  SNF       Emporia, VA                 165,319        4,230,380                   291,739
Old Forge Manor                       ALF       Old Forge, PA                41,000        2,245,000                        --
West View                             ALF       Wyoming, PA                  43,000        2,334,000                        --
Bloomsburg Manor                      ALF       Bloomsburg, PA               83,000        3,638,387                        --
Kingston Manor                        ALF       Kingston, PA                244,000        3,230,000                        --
Mid-Valley Manor                      ALF       Peckville, PA                56,400        3,235,600                        --
Jenni-Lynn                            ALF       West Columbia, SC            90,000        2,460,000                        --
Jaylene                               ALF       St. Petersburg, FL          235,000        1,239,893                        --
Kingsley Place of Henderson           ALF       Henderson, TX                    --        4,504,097                        --
Kingsley Place of Oakwell             ALF       San Antonio, TX                  --        6,184,144                        --
Kingsley Place Medical Center         ALF       San Antonio, TX                  --        5,809,601                        --
Kingsley Place of McKinney            ALF       McKinney, TX                     --        5,366,733                        --
Remington Park                        ALF       Remington Park, TX               --               --                 6,974,753
Grand Court of San Angelo             ALF       San Angelo, TX                   --               --                 7,417,575
Acron Navarre                         IDF       Navarre, FL                      --               --                 1,479,036


                                                             Gross Amount at which
                                                         Carried at December 31, 1997
                                                      ----------------------------------
                                                      Buildings &                                 Accumulated           Date
Property(1)                         Land             Improvements             Total(3)           Depreciation(4)       Acquired
-----------                         ----------       ------------             --------           ---------------       --------
Mission Vista                       $  238,809       $ 3,711,192              $ 3,950,001        $259,695               4/17/95
Coral Gables                           580,646         1,742,935                2,323,581         157,447               6/30/94
Little Rock                            333,240         1,748,168                2,081,408         163,856               6/30/94
Virginia Beach                              --         1,460,000                1,460,000         131,743               6/30/94
Arcon DeFuniak Springs Center               --         4,822,158                4,822,158          60,720               6/1/97
Arcon Crystal Beach Center             710,437         3,706,972                4,417,409          84,148               2/1/97
Arcon Soddy Daisy Center                    --         3,717,652                3,717,852          38,710               8/1/97
Kingston Health Care                   124,000         4,122,799                4,246,799          94,470               1/31/97
Blakely-Pine                            23,000         2,465,000                2,488,000          56,815               1/31/97
Butler-Balanced Care                    11,250         1,322,500                1,333,750          22,295               5/15/97
Nevada I-Balanced Care                  75,000         1,258,750                1,333,750          21,070               5/15/97
Nevada II-Balanced Care                 46,750         1,267,000                1,333,750          21,580               5/15/97
Alleghany                                   --        15,002,604               15,002,604         189,029               6/30/97
Highlands Diagnostic                   515,000         1,619,888                2,134,888          18,792               7/15/97
Surburban Heights                      160,000         8,846,804                9,006,804          98,071               7/23/97
Lamar-Balanced Care                     48,750         1,294,500                1,341,250          12,371               8/18/97
Arcon Mesquite                              --         4,908,164                4,908,164          40,179               9/1/97
Kelsey-Seybold                       4,155,788         9,554,175               13,709,943          60,822               9/30/97
Chicoppee Blue Cross/Blue Shield     1,380,000         7,254,000                5,634,000          15,407               12/19/97
Farmington Blue Cross/Blue Shield    1,077,100         2,638,900                3,716,000           5,811               12/19/97
Baintree Blue Cross/Blue Shield      1,077,500         6,080,500                7,158,000          12,896               12/19/97
Methuen Blue Cross/Blue Shield         448,500         6,502,500                6,951,000          13,795               12/19/97
Agawan Blue Cross/Blue Shield           36,000         2,368,000                2,404,000           5,022               12/19/97
South Boston-Quality Link              194,493         1,283,817                1,478,310          20,928               6/20/97
Goochland-Quality Link                  88,072         3,549,858                3,617,728          55,040               6/20/97
Fork Union-Quality Link                 77,796         3,150,947                3,228,743          49,714               6/20/97
Garner-Quality Link                    388,985         5,656,435                6,045,420          87,123               6/20/97
Lawrenceville-Quality Link             106,971         4,288,728                4,395,699          54,924               6/20/97
Emporia-Quality Link                   165,319         4,522,119                4,687,438          72,005               8/20/97
Old Forge Manor                         41,000         2,245,000                2,286,000          51,590               1/31/97
West View                               43,000         2,334,000                2,377,000          53,600               1/31/97
Bloomsburg Manor                        83,000         3,636,387                3,719,387          82,951               1/31/97
Kingston Manor                         244,000         3,230,000                3,474,000          74,035               1/31/97
Mid-Valley Manor                        56,400         3,235,800                3,292,000          74,370               1/31/97
Jenni-Lynn                              90,000         2,460,000                2,550,000          52,584               2/21/97
Jaylene                                235,000         1,239,893                1,474,893          26,010               3/5/97
Kingsley Place of Henderson                 --         4,504,097                4,504,097           9,393               12/1/97
Kingsley Place of Oakwell                   --         6,184,144                6,184,144          12,927               12/1/97
Kingsley Place Medical Center               --         5,809,601                5,809,601          12,152               12/1/97
Kingsley Place of McKinney                  --         5,366,733                5,366,733          11,222               12/1/97
Remington Park                              --         6,974,753                6,974,753              --                 (6)
Grand Court of San Angelo                   --         7,417,575                7,417,575              --                 (6)
Acron Navarre                               --         1,479,036                1,479,036              --                 (6)

                          CAPSTONE CAPITAL CORPORATION

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997

                                                                                            Cost Capitalized
                  Description                                       Initial Cost          Subsequent to Acquisition
----------------------------------------------------------   ---------------------------  -------------------------
                                   Type                                      Building &
Property(1)                        (2)   Location              Land         Improvements    Improvements
-----------                        ----  --------            --------       ------------    ------------

El Paso -- Grand Court             ALF   El Paso, TX                  --              --      6,706,406
Abilene -- Grand Court             ALF   Abilene, TX                  --              --      5,297,157
Wichita -- Grand Court             ALF   Wichita Falls, TX            --              --      6,185,388
Greensboro -- Balanced Care        ALF   Greensboro, NC               --              --      1,521,844
Harrisburg -- Balanced Care        ALF   Harrisburg, PA               --              --      3,090,447
Ravenna -- Balanced Care           ALF   Ravenna, OH                  --              --      2,411,451
ALCO IV Hampden -- Balanced Care   ALF   Hampden, PA                  --              --      1,273,302
River Landings                     ALF   Health Park, FL              --              --      1,517,807
Zephyrhills                        ALF   Zephyrhills, FL              --              --      1,881,203
Burbank                            MOB   Burbank, CA                  --              --      1,260,070
Stafford                           ALF   Stafford, NJ                 --              --      1,514,230
Hillsborough                       ALF   Hillsborough, NJ             --              --      1,493,725
Torrington                         ALF   Torrington, CT               --              --      1,418,626
Hazelwood                          IDF   Hazelwood, MO                --              --      3,029,525
Scottsdale                         IDF   Scottsdale, AZ               --              --      1,686,669
Augusta Gardens                    ALF   Augusta, GA                  --              --      3,705,001
                                                             ---------------------------    -----------
                                                             $46,655,844    $435,819,206    $63,958,343


                                               Gross Amount at which
                                            Carried at December 31, 1997
                                            ----------------------------
                                               Buildings &       Total     Accumulated      Date
Property(1)                        Land       Improvements        (3)    Depreciation(4)  Acquired
-----------                        ----       ------------       -----   ---------------  --------

El Paso -- Grand Court                   --     6,708,406      6,706,406             --      (6)
Abilene -- Grand Court                   --     5,297,157      5,297,157             --      (6)
Wichita -- Grand Court                   --     6,185,388      6,185,388             --      (6)
Greensboro -- Balanced Care              --     1,521,844      1,521,844             --      (6)
Harrisburg -- Balanced Care              --     3,090,447      3,090,447             --      (6)
Ravenna -- Balanced Care                 --     2,411,451      2,411,461             --      (6)
ALCO IV Hampden -- Balanced Care         --     1,273,302      1,273,302             --      (6)
River Landings                           --     1,317,807      1,517,607             --      (6)
Zephyrhills                              --     1,881,203      1,881,203             --      (6)
Burbank                                  --     1,260,070      1,260,070             --      (6)
Stafford                                 --     1,614,230      1,541,230             --      (6)
Hillsborough                             --     1,493,725      1,493,725             --      (6)
Torrington                               --     1,418,626      1,418,626             --      (6)
Hazelwood                                --     3,029,525      3,029,525             --      (6)
Scottsdale                               --     1,686,669      1,686,669             --      (6)
Augusta Gardens                          --     3,705,001      3,705,001             --      (6)
                                -------------------------    --------------------------
                                $46,655,544  $499,314,979(5) 545,970,823    $19,924,089

(1) Properties which are subject to encumbrances include: the Sunrise Mountainview facility which had a balance as of 12/31/97 of $23,045,159; Sarasota Medical Centre, Bonita Bay Medical Centre and Cape Coral Medical Plaza which had a 12/31/97 balance of $23,046,159; and the South Boston, Goochland, Fort Union, Gamar, Lawrenceville and Emporia facilities which had a 12/31/97 balance of $16,851,453.

(2) AHF means ancilliary hospital facility, PC means off-campus physician clinic, ASF means ambulatory surgery facility, SAC means subacute care facility, IRF means inpatient rehabilitation facility, CMHH means comprehensive mental health hospital and ORF means outpatient rehabilitation facility, SNF means skilled nursing facility, ALF means assisted living facility.

(3)

                                      December 31, 1997             December 31, 1996              December 31, 1995
                                               Accumulated                   Accumulated                   Accumulated
                                   Cost       Depreciation       Cost        Depreciation       Cost       Depreciation
                                   ----       ------------       ----        ------------       ----       ------------

Balance at Beginning of Year    $316,214,809   $11,217,391    $212,828,121     $ 5,570,953   $152,739,813   $1,411,722

Acquisitions                     170,891,798            --      97,436,498              --     60,060,899           --
Cost of Real Estate Sold                  --            --     (10,563,181)       (375,373)            --           --
Properties Under Construction     59,884,216            --      15,513,371              --         37,409           --
Depreciation                              --     8,706,698              --       6,021,811             --    4,159,181
                                ------------   -----------    ------------     -----------   ------------   ----------
Balance at End of year           $45,970,823   $19,924,089    $315,214,809     $11,217,391   $212,828,121   $5,870,903
                                ============   ===========    ============     ===========   ============   ==========

(4) Depreciation is calculated using a 40 year life for all completed facilities.

(5) Aggregate cost for federal income tax purposes.

(6) Properties are under construction. Completion is expected during 1998.

CAPSTONE CAPITAL CORPORATION
SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
December 31, 1997

                                                                                                                       Principal
                                                                                                                      Amt of Loans
                                                      Current      Final    Periodic            Face      Carrying     Subject to
                                            Facility  Interest    Maturity  Payment   Prior    Amount      Amount      Delinquent
        Property               Location      Type(1)    Rate        Date     Terms    Liens    of Mtgs    of Mtgs(5)  Princ or Int
------------------------------------------------------------------------------------------------------------------------------------
FIRST MORTGAGES:
Chapman General Hospital    Orange, CA         ACH      11.52%     8/10/09    (3)      --     8,000,000   7,870,015       --
BCC at Darlington           Darlington, PA     ALF      10.50%     3/31/98    (3)      --     5,875,000   5,875,000       --
BCC at Northridge           Saxonburg, PA      ALF      10.50%     3/31/98    (3)      --     8,600,000   8,800,000       --
BCC at Sarver               Sarver, PA         ALF      10.50%     3/31/98    (3)      --       288,000     286,000       --
BCC at Saxonburg            Saxonburg, PA      ALF      10.50%     3/31/98    (3)      --     8,618,000   8,618,000       --
Capri Villa                 Harriman, TN       ALF      10.84%      5/1/02    (3)      --     4,300,000   4,281,585       --
Carillon-Asheboro           Ashboro, NC        ALF       9.45%      3/1/03    (3)      --     1,250,000   1,250,000       --
Enumclaw                    Seattle, WA        ALF      10.19%      9/3/02    (3)      --     1,795,861   1,795,861       --
Eyers Groove                Millville, PA      ALF      10.50%     3/31/98    (3)      --     1,031,675   1,031,675       --
Kenworth/Walden             Hickory, NC        ALF      10.00%     10/3/07    (3)      --     1,698,547   1,698,547       --
New Vista/Brawley           Brawley, CA        ALF      10.71%      6/1/07    (3)      --     3,400,000   2,986,827       --
New Vista/Claremont         Claremont, CA      ALF      10.66%      5/7/21    (3)      --     2,200,000   2,178,741       --
Park Place Carrollwood      Tampa, FL          ALF       9.40%      1/1/08    (3)      --     5,825,000   5,825,000       --
Prestige Caldwell           Caldwell, ID       ALF       9.74%     10/1/02    (3)      --     4,970,000   4,962,497       --
Bainbridge                  Bainbridge, MA     SNF      11.00%     5/31/02    (3)      --     2,248,800   2,243,487       --
BCC at Butler               Clearfield, PA     SNF      10.50%     3/31/98    (3)      --       246,000     246,000       --
Bloomsburg II               Bloomsburg, PA     SNF      10.50%     3/31/98    (3)      --     4,568,325   4,568,325       --
Burleson/Silver Haven       Burleson, TX       SNF      13.79%     6/27/05    (3)      --     2,550,000   2,517,529       --
Canton Harbor               Baltimore, MD      SNF      10.58%     2/15/02    (3)      --     8,800,000   8,800,000       --
Carewell Colonial           Grandfield, OK     SNF       9.25%    12/24/02    (3)      --       541,721     541,721       --
Carewell Temple             Temple, OK         SNF       9.25%    12/24/02    (3)      --       664,333     664,333       --
Carewell Tuttle             Tuttle, OK         SNF       9.25%    12/24/02    (3)      --       497,964     497,964       --
Carewell Western            Lauton, OK         SNF       9.25%    12/24/02    (3)      --     2,236,097   2,236,097       --
Carewell Willow Park        Lauton, OK         SNF       9.25%    12/24/02    (3)      --     2,067,903   2,067,903       --
Carewell Woodland           Lauton, OK         SNF       9.25%    12/24/02    (3)      --       491,983     491,983       --

CAPSTONE CAPITAL CORPORATION
SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
December 31, 1997

                                                                                                                       Principal
                                                                                                                      Amt of Loans
                                                      Current      Final    Periodic            Face      Carrying     Subject to
                                            Facility  Interest    Maturity  Payment   Prior    Amount      Amount      Delinquent
        Property               Location      Type(1)    Rate        Date     Terms    Liens    of Mtgs    of Mtgs(5)  Princ or Int
------------------------------------------------------------------------------------------------------------------------------------
Charter House--Farmington   Farmington, MI     SNF      10.50%     2/15/07   (3)         --   4,784,445   4,764,432        --
Charter House--Novi         Novi, MI           SNF      10.50%     2/15/07   (3)         --   4,784,445   4,764,432        --
Chisolm/Richardson          Burleson, TX       SNF      13.79%    10/15/05   (3)         --     300,000     263,750        --
Cogburn Health Center       Mobile, AL         SNF      11.00%      7/1/05   (3)         --   4,000,000   3,938,206        --
Granbury/Valley View        Granbury, TX       SNF      13.79%    10/18/05   (3)         --     975,000     962,585        --
Grasslake                   Grass Lake, MI     SNF      10.82%     5/25/02   (3)         --   1,624,237   1,618,010        --
Ideal Nursing Center        Mobile, AL         SNF      11.00%     8/30/09   (3)         --   4,890,000   4,867,902        --
Johnson/Harriman            Harriman, TN       SNF      10.25%     5/25/07   (3)         --   2,410,137   2,138,741        --
Lynchburg                   Lynchburg, VA      SNF      10.11%     6/25/02   (3)         --   2,254,482   2,240,290        --
New Vista WP II             Los Angeles, CA    SNF      10.00%      5/1/07   (3)         --     350,000     348,904        --
New Vista/D.L/W.Pav         Los Angeles, CA    SNF      10.00%      5/1/07   (3)         --   5,850,000   5,799,358        --
Roberts Health Care         Huntsville, AL     SNF      11.50%     8/31/01   (3)         --     762,560     782,580        --
Tri County/Adamsville       Adamsville, TN     SNF      10.92%    11/25/01   (3)         --   2,250,000   2,217,746        --
                                                                                                        -----------
  SUB TOTAL                                                                                             116,820,003

SECOND MORTGAGES:
Matrix Eastside             Snellville, GA     ALF      12.00%     9/20/01   (3)  2,816,000     704,000     702,830        --
Matrix Tucker/Northlake     Tucker, GA         ALF      12.00%     9/20/01   (3)  3,456,000     822,345     820,977        --
Phillips Cardinal           Cuyahoga, OH       ALF      12.00%      9/2/02   (3)  5,675,000     799,206     799,206        --
HP Florida/Pinellas Park    Pinellas Park, FL  SNF      12.25%      2/4/02   (3)  2,291,000     609,000     609,000        --
Phillips Cuyahoga           Cuyahoga, OH       SNF      12.00%      9/1/02   (3)  4,475,000     299,702     299,702        --
Tri State Manor             Harrogate, TN      SNF      12.00%     1/31/02   (3)  4,000,000   1,000,000     994,432        --
                                                                                                        -----------
  SUB TOTAL                                                                                               4,226,147

CONSTRUCTION MORTGAGES:
Cambridge Bay Area Medical  Bradenton, FL      AHF       9.50%         (2)   (4)         --   2,798,839   2,798,839        --
ALCO I                      Harrisonburg, VA   ALF       9.00%         (2)   (4)         --   1,170,373   1,170,373        --
ALCO II                     Roanoke, VA        ALF       9.00%         (2)   (4)         --   1,314,042   1,314,042        --

CAPSTONE CAPITAL CORPORATION
SCHEDULE IV--MORTGAGE LOANS ON REAL ESTATE
December 31, 1997

                                                                                                                        Principal
                                                                                                                       Amt of Loans
                                                       Current      Final    Periodic            Face      Carrying     Subject to
                                             Facility  Interest    Maturity  Payment   Prior    Amount      Amount      Delinquent
        Property                Location      Type(1)    Rate        Date     Terms    Liens    of Mtgs    of Mtgs(5)  Princ or Int
------------------------------------------------------------------------------------------------------------------------------------
ALCO III                     Danville, VA       ALF      9.00%      (2)        (4)      --     1,148,824   1,146,824        --
ALCO VII                     Biloxi, MS         ALF      9.00%      (2)        (4)      --       588,092     588,092        --
Carillon--Harrisburg         Harrisburg, NC     ALF      9.36%      (2)        (4)      --       603,700     603,700        --
Emeritus Auburn              Auburn, CA         ALF      9.00%      (2)        (4)      --     3,150,133   3,150,133        --
Emeritus Cheyenne            Cheyenne, WY       ALF      9.00%      (2)        (4)      --     2,095,788   2,095,788        --
Emeritus Urbana              Urbana, IL         ALF      9.00%      (2)        (4)      --     1,231,678   1,231,678        --
North Central Ft Dodge       Ft Dodge, IA       ALF     11.00%      (2)        (4)      --     1,608,658   1,608,658        --
North Central Grd Island     Grand Island, NB   ALF     11.00%      (2)        (4)      --     1,521,911   1,521,911        --
Parc Chateau                 Kenner, LA         ALF     10.50%      (2)        (4)      --       993,460     993,460        --
Prestige--Chico              Chico, CA          ALF     10.19%      (2)        (4)      --       374,855     374,855        --
Prestige--Grand Park         Billings, MO       ALF     10.19%      (2)        (4)      --     1,524,261   1,524,261        --
Prestige--Oroville           Oroville, CA       ALF     10.19%      (2)        (4)      --     1,186,810   1,186,810        --
Wellington/Kennesaw          Kennesaw, GA       ALF     10.50%      (2)        (4)      --       755,688     755,688        --
Columbia Cottage Florence    Florence, AL       ALF     12.00%      (2)        (4)      --       170,000     170,000        --
Medistar/Pecan Valley        San Antonio, TX    ASF      9.50%      (2)        (4)      --     5,683,006   5,883,006        --
MedCath                      Tucson, AZ          SH      9.50%      (2)        (4)      --    17,800,000  17,032,224        --
ACMC/Gainsville              Gainsville, FL     SNF     10.50%      (2)        (4)      --     1,065,327   1,065,327        --
Life Care Charleston
  Medical                    Charleston, SC     SNF     10.00%      (2)        (4)      --       870,452     870,452        --
Staunton                     Staunton, VA       SNF     10.75%      (2)        (4)      --       724,054     724,054        --
                                                                                                        ------------
  SUB TOTAL                                                                                               47,808,176
CONSTRUCTION SECOND MORTGAGES:
Columbia Cottage
  Collegeville               Collegeville, PA   ALF     12.00%      (1)        (4)   512,000    127,164      127,164       --
Columbia Cottage
  Wyomissing                 Wyomissing, PA     ALF     12.00%      (1)        (4) 1,952,000    244,420      244,420       --
Ivy Hall/Atlanta             Atlanta, GA        ALF     11.25%      (1)        (4) 5,626,000  1,039,976    1,039,976       --
                                                                                                        ------------
  SUB TOTAL                                                                                                1,411,560
                                                                                                        ------------
TOTAL                                                                                                   $170,065,686
                                                                                                        ============

(1) ALF means assisted living facility; AHF means ancillary hospital facility; SNF means skilled nursing facility; IRF means inpatient rehabilitation facility; PC means physician clinic; ASF means ambulatory surgery facility; IDF means integrated delivery facility; SAC means sub-acute care facility; SH means specialty hospital; CMHH means comprehensive mental health hospital; ACH means acute-care hospital; and ORF means outpatient rehabilitation facility.

(2) Based on completion of construction.

(3) Represents current stated interest rate. Generally, the loans are amortized with principal and interest payable at varying amounts over the life to maturity with annual interest rate adjustments. Generally, a balloon payment is due upon maturity and there is a prepayment penalty (as defined by the loan agreement).

(4) Interest only payments are due during the construction phase.

(5)


                                                   December 31,
                                        1997           1996           1995
                                        ----           ----           ----

Balance at Beginning of Period      $  39,325,621  $ 24,988,753    $13,244,230
     New Mortgage Loans               136,763,128    24,250,938      3,825,000
     Increase to Existing Mortgage      4,125,033       290,000      8,001,005
     Collection of Principal          (10,147,896)  (10,214,070)       (81,432)
                                    ------------------------------------------
Balance at end of period            $ 170,065,886  $ 39,325,621    $24,988,753
                                    ==========================================


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Birmingham, State of Alabama, on March 30, 1998.

                                          CAPSTONE CAPITAL CORPORATION

                                          By      /s/ JOHN W. MCROBERTS
                                            ------------------------------------
                                                     John W. McRoberts
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE
                      ---------                                     -----

                /s/ JOHN W. MCROBERTS                  President and Chief Executive    March 30, 1998
-----------------------------------------------------    Officer (Principal Executive
                  John W. McRoberts                      Officer)

                /s/ MALCOLM E. MCVAY                   Chief Financial Officer,         March 30, 1998
-----------------------------------------------------    Secretary and Treasurer
                  Malcolm E. McVay                       (Principal Financial Officer)

               /s/ RICHARD M. SCRUSHY                  Chairman of the Board            March 30, 1998
-----------------------------------------------------
                 Richard M. Scrushy

                /s/ MICHAEL D. MARTIN                  Director                         March 30, 1998
-----------------------------------------------------
                  Michael D. Martin

                 /s/ GEORGE E. BOGLE                   Director                         March 30, 1998
-----------------------------------------------------
                   George E. Bogle

                 /s/ ERIC R. HANSON                    Director                         March 30, 1998
-----------------------------------------------------
                   Eric R. Hanson

                  /s/ BARRY MORTON                     Director                         March 30, 1998
-----------------------------------------------------
                    Barry Morton

             /s/ LARRY D. STRIPLIN, JR.                Director                         March 30, 1998
-----------------------------------------------------
               Larry D. Striplin, Jr.

                 /s/ LARRY R. HOUSE                    Director                         March 30, 1998
-----------------------------------------------------
                   Larry R. House

                /s/ Robert N. Elkins                   Director                         March 30, 1998
-----------------------------------------------------
                  Robert N. Elkins

                               INDEX TO EXHIBITS

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
   3.1     --  Articles of Incorporation of the Company incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 3.1 to the Company's Form S-11 Registration
               Statement No. 33-77788, dated April 15, 1994, together with
               Amendment to Articles of Incorporation incorporated by
               reference to Exhibit 3.3 to the Company's Form S-11
               Registration Statement No. 33-77788, and Amendment to
               Articles of Incorporation incorporated by reference to
               Exhibit 3.4 to Amendment No. 2 to the Company's Form S-11
               Registration Statement No. 33-77788.
   3.2     --  Amended and Restated By-Laws of the Company incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 3.2 to Amendment No. 1 to the Company's Form S-11
               Registration Statement No. 33-89756, dated March 6, 1995.
   3.3     --  Form of Articles Supplementary of the Company classifying the 8.875% Series A Cumulative Preferred Stock, incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 3.1 of the Company's Form S-3 Registration Statement
               No. 333-31639, dated July 18, 1997.
   4.1     --  Specimen of Common Stock Certificate incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 4 to the Company's Form S-11 Registration Statement
               No. 33-77788, dated April 15, 1994.
   4.2     --  Form of Indenture for the 10 1/2% Convertible Subordinated
               Debentures due 2002 between the Company and AmSouth Bank of
               Alabama (including the form of Debenture included therein), incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4 to the Company's Form S-11
               Registration Statement No. 33-89756, dated March 6, 1995.
   4.3     --  Form of Indenture for the Senior Debt Securities,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4.3 to Amendment No. 2 to the
               Company's Form S-3 Registration Statement No. 33-97926,
               dated November 22, 1995.
   4.4     --  Indenture for the Subordinated Debt Securities dated March
               14, 1997, between the Company and AmSouth Bank of Alabama, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4.4 to the Annual Report on Form
               10-K of the Company for the fiscal year ended December 31,
               1996.
   4.5     --  First Supplemental Indenture for the 6.55% Convertible
               Subordinated Debentures due 2002, dated March 14, 1997,
               between the Company and AmSouth Bank of Alabama,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 4.4 to the Annual Report on Form
               10-K of the Company for the fiscal year ended December 31,
               1996.
   4.6     --  Form of 8.875% Series A Cumulative Preferred Stock
               Certificate, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 4.6 of the Company's
               Form S-3 Registration Statement No. 333-31639, dated July
               18, 1997.
  10.1     --  Agreement of Sale and Purchase with respect to American
               Sports Medicine Institute, Birmingham Medical Building I and
               Birmingham Medical Building II, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.1 to the Company's Form S-11 Registration Statement No.
               33-77788, dated April 15, 1994.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
  10.2     --  Agreement of Sale and Purchase with respect to One-7000
               Building, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
  10.3     --  Agreement of Sale and Purchase with respect to Coral Gables
               MRI, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.4     --  Agreement of Sale and Purchase with respect to Little Rock, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.4 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.5     --  Agreement of Sale and Purchase with respect to Larkin
               Medical Building, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
  10.6     --  Agreement of Sale and Purchase with respect to Richmond
               Medical Building I and Richmond Medical Building II,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.7     --  Agreement of Sale and Purchase with respect to Virginia
               Beach, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.8     --  Agreement of Sale and Purchase with respect to Midway
               Medical Plaza, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.8 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
  10.9     --  Agreement of Sale and Purchase with respect to Mountain
               View, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.10    --  Agreement of Sale and Purchase with respect to Gravois, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.10 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.11    --  Agreement of Sale and Purchase with respect to Goodyear,
               Hamiter Building and Medical Building II, incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.11 to the Company's Form S-11 Registration
               Statement No. 33-77788, dated April 15, 1994.
  10.12    --  Agreement of Sale and Purchase with respect to Desert
               Springs, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.12 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
  10.13    --  Agreement of Sale and Purchase with respect to South Lake
               Medical Center, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.13 to the Company's
               Form S-11 Registration Statement No. 33-77788, dated April
               15, 1994.
  10.14    --  Agreement of Sale and Purchase with respect to Northlake, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.14 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.15    --  Agreement of Sale and Purchase with respect to North Shore, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.15 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
 *10.16    --  1994 Stock Incentive Plan of Crescent Capital Trust, Inc.,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.16 to the Company's Form S-11
               Registration Statement No. 33-77788, dated April 15, 1994.
  10.17    --  Lease Agreement between the Company and Birmingham Realty
               Company, dated May 25, 1993, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's Form S-11 Registration Statement No.
               33-77788, dated April 15, 1994.
  10.18    --  Agreement and Certificate of Limited Partnership of Capstone
               Capital of San Antonio, Ltd., an Alabama limited
               partnership, incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.1 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
  10.19    --  Agreement of Sale and Purchase By and Between MDM
               Associates -- San Antonio, Ltd. and Capstone Capital of San
               Antonio, Ltd. d/b/a Cahaba of San Antonio, Ltd., dated
               October 21, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
  10.20    --  Lease Agreement -- Capstone Capital of San Antonio, Ltd.
               d/b/a Cahaba of San Antonio, Ltd., Lessor, and New Medical
               Property Investors Company d/b/a NMP Investors Company,
               Lessee, dated October 21, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form 8-K Current Report filed with the
               Commission on November 2, 1994.
  10.21    --  Agreement of Sale and Purchase By and Between MDM
               Associates -- Philadelphia, Ltd. and Capstone Capital of
               Pennsylvania, Inc., dated October 20, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.4 to the Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
  10.22    --  Lease Agreement -- Capstone Capital of Pennsylvania, Inc.,
               Lessor, and New Medical Property Investors Company, Lessee,
               dated October 21, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the
               Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
  10.23    --  Agreement and Certificate of Limited Partnership of Capstone
               of Cape Coral, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.24    --  Agreement to Assign Ground Lease By and Between Cape Coral
               Medical Plaza, L.C., and Capstone of Cape Coral, Ltd., dated
               October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
  10.25    --  Development Agreement between Capstone of Cape Coral, Ltd.
               and Cape Coral Medical Plaza, L.C., dated October 18, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.8 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
  10.26    --  Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Cape Coral, Ltd. to enter into a Lease Agreement with Cape Coral Medical Plaza,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.27    --  Lease Agreement -- Capstone of Cape Coral, Ltd., Lessor, and
               Cape Coral Medical Plaza, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.10 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.28    --  Agreement and Certificate of Limited Partnership of Capstone
               of Bonita Bay, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.11 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.29    --  Agreement to Assign Ground Lease By and Between Bonita Bay
               Medical Centre, L.C., and Capstone of Bonita Bay, Ltd.,
               dated October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.12 to the
               Company's Form 8-K Current Report filed with the Commission on November 2, 1994.
  10.30    --  Development Agreement between Capstone of Bonita Bay, Ltd.
               and Bonita Bay Medical Centre, L.C., dated October 18, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.13 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.31    --  Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Bonita Bay, Ltd. to enter into a Lease Agreement with Bonita Bay Medical Centre,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.14 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.32    --  Lease Agreement -- Capstone of Bonita Bay, Ltd., Lessor, and
               Bonita Bay Medical Centre, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.15 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.33    --  Agreement and Certificate of Limited Partnership of Capstone
               of Sarasota, Ltd., an Alabama limited partnership,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.16 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.34    --  Agreement to Assign Ground Lease By and Between Sarasota
               Medical Centre, L.C., and Capstone of Sarasota, Ltd., dated
               October 18, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's
               Form 8-K Current Report filed with the Commission on
               November 2, 1994.
  10.35    --  Development Agreement between Capstone of Sarasota, Ltd. and
               Sarasota Medical Centre, L.C., dated October 18, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.18 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
  10.36    --  Guaranty of Obligations Pursuant to Lease Agreement executed by Jaramar, Ltd., a Texas limited liability company, dated
               October 18, 1994, to induce Capstone of Sarasota, Ltd. to
               enter into a Lease Agreement with Sarasota Medical Centre,
               L.C., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.19 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.37    --  Lease Agreement -- Capstone of Sarasota, Ltd., Lessor, and
               Sarasota Medical Centre, L.C., Lessee, dated October 18,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.20 to the Company's Form 8-K
               Current Report filed with the Commission on November 2,
               1994.
  10.38    --  Lease Agreement -- Crescent Capital of Alabama, Inc. and
               HEALTHSOUTH Medical Center, Inc., dated June 8, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.1 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
  10.39    --  Lease Agreement -- Midway Acquisition Company, Inc. and
               Midway Hospital Medical Center, Inc. dated April 19, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.2 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
  10.40    --  The Urban Center at Liberty Park Office Building One
               Thousand Office Lease Agreement between Torchmark
               Development Corporation and Crescent Capital of Alabama,
               Inc., dated June 28, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's Form S-11 Registration Statement No.
               33-89756, dated February 24, 1995.
  10.41    --  Adoption Agreement for AmSouth Bank of Alabama Standardized
               401(k) Profit Sharing Plan and Trust, dated February 10,
               1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.4 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
  10.42    --  Confirmation of Rate Cap Transaction between the Company and
               NationsBank of North Carolina, N.A., dated December 7, 1994, incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.5 to the Company's Form S-11
               Registration Statement No. 33-89756, dated February 24,
               1995.
  10.43    --  Lease Agreement between Crescent Capital of Alabama, Inc.
               and HEALTHSOUTH Medical Center, Inc., dated June 8, 1994
               (Birmingham), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.1 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.44    --  Lease Agreement between Crescent Capital of Alabama, Inc.
               and HEALTHSOUTH Rehabilitation Corporation, dated June 8,
               1994 (Larkin), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.2 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.45    --  Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Coral Gables), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.3 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.46    --  Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Little Rock), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.4 to the Company's
               Form 10-Q, dated August 15, 1994.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
  10.47    --  Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Larkin annex), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.5 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.48    --  Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH of Virginia, Inc., dated June 8, 1994
               (Richmond), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.6 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.49    --  Lease Agreement between Capstone Capital Trust, Inc. and
               HEALTHSOUTH Rehabilitation Corporation, dated June 8, 1994
               (Virginia Beach), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.50    --  Lease Agreement between Midway Acquisition Company, Inc. and
               Midway Hospital Medical Center, Inc., dated April 19, 1994
               (Midway), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.8 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.51    --  Lease Agreement between Crescent Capital of Pennsylvania,
               Inc. and Mountain View Nursing Center, Inc., dated June 15,
               1994 (Mountain View), incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.9 to the
               Company's Form 10-Q, dated August 15, 1994.
  10.52    --  Lease Agreement between Capstone Capital Trust, Inc. and
               Gravois Health Care, Inc., dated June 15, 1994 (Gravois),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.10 to the Company's Form 10-Q,
               dated August 15, 1994.
  10.53    --  Lease Agreement between Crescent Capital of Alabama, Inc.
               and QHG of Gadsden, Inc., dated June 9, 1994 (Gadsden),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.11 to the Company's Form 10-Q,
               dated August 15, 1994.
  10.54    --  Lease Agreement between Capstone Capital Trust, Inc. and
               NC-DSH, Inc., dated June 9, 1994 (Desert Springs),
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.12 to the Company's Form 10-Q,
               dated August 15, 1994.
  10.55    --  Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation, dated June 16, 1994 (South
               County), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10.13 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.56    --  Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation, dated June 16 1994 (Northlake), incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.14 to the Company's Form 10-Q,
               dated August 15, 1994.
  10.57    --  Lease Agreement between Capstone Capital Trust, Inc. and
               Surgical Health Corporation d/b/a Evanston Properties, Inc.,
               dated June 16, 1994 (North Shore), incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.15 to the Company's Form 10-Q, dated August 15, 1994.
  10.58    --  Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Alabama, Inc. and HEALTHSOUTH
               Rehabilitation Corporation, dated June 8, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.16 to the Company's Form 10-Q, dated August 15,
               1994.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
  10.59    --  Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and HEALTHSOUTH Rehabilitation
               Corporation, dated June 8, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.17 to the Company's Form 10-Q, dated August 15, 1994.
  10.60    --  Guaranty of Obligations pursuant to Lease Agreement between
               OrNda Healthcorp and Midway Acquisition Company, Inc., dated
               April 19, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.18 to the Company's
               Form 10-Q, dated August 15, 1994.
  10.61    --  Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Pennsylvania, Inc. and Integrated Health
               Services, Inc., dated June 15, 1995, incorporated by
               reference (pursuant to the provisions of Rule 12b-32) to
               Exhibit 10.19 to the Company's Form 10-Q, dated August 15,
               1994.
  10.62    --  Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and Integrated Health Services,
               Inc., incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.20 to the Company's Form 10-Q,
               dated August 15, 1994.
  10.63    --  Guaranty of Obligations pursuant to Lease Agreement between
               Crescent Capital of Alabama, Inc. and Quorum Health Group,
               Inc., dated June 9, 1994, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.21 to the Company's Form 10-Q, dated August 15, 1994.
  10.64    --  Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital Trust, Inc. and Quorum Health Group, Inc.,
               dated June 9, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.22 to the
               Company's Form 10-Q, dated August 15, 1994.
  10.65    --  Guaranty of Obligations pursuant to Lease Agreement between
               Capstone Capital of Alabama, Inc. and MedPartners, Inc.,
               dated July 28, 1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.23 to the
               Company's Form 10-Q, dated August 15, 1994.
  10.66    --  Revolving Credit and Reimbursement Agreement by and among
               Capstone Capital Corporation, NationsBank of Georgia,
               National Association, as Lender, and NationsBank of Georgia,
               National Association, as Agent, dated June 22, 1994,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.6 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
  10.67    --  Amendment Agreement No. 1 to Revolving Credit and
               Reimbursement Agreement and Certain Other Loan Documents by
               and among Capstone Capital Corporation, NationsBank of
               Georgia, National Association, as Lender, and NationsBank of
               Georgia, National Association, as Agent, dated October 26,
               1994, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.7 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.
  10.68    --  Amendment Agreement No. 2 to Revolving Credit and
               Reimbursement Agreement and Certain Other Loan Documents by
               and among Capstone Capital Corporation, NationsBank of
               Georgia, National Association, as Lender, and NationsBank of
               Georgia, National Association, as Agent, dated March 17,
               1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.8 to Amendment No. 2 to the
               Company's Form S-11 Registration Statement No. 33-89756,
               filed with the Commission on March 20, 1995.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
  10.69    --  Agreement of Sale and Purchase by and Between HEALTHSOUTH
               Corporation, HEALTHSOUTH of Great Lakes, Inc. (Seller) and
               Capstone Capital of Pennsylvania, Inc. (Purchaser), dated
               March 17, 1995, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10(qqq) to the Form
               10-K Annual Report of the Company dated March 29, 1995.
  10.70    --  Lease Agreement between Capstone Capital of Pennsylvania,
               Inc. and HEALTHSOUTH Corporation, dated March 24, 1995
               (Great Lakes), incorporated by reference (pursuant to the
               provisions of Rule 12b-32) to Exhibit 10(rrr) to the Form
               10-K Annual Report of the Company dated March 29, 1995.
 *10.71    --  First Amendment to 1994 Stock Incentive Plan of Capstone
               Capital Corporation, incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.71 to the Form
               10-K Annual Report of the Company dated March 31, 1997.
 *10.72    --  Employment and Noncompetition Agreement by and between
               Capstone Capital Corporation and John W. McRoberts dated
               effective November 1, 1996, incorporated by reference
               (pursuant to the provisions of Rule 12b-32) to Exhibit 10.72 to the Form 10-K Annual Report of the Company dated March
               31, 1997.
  10.73    --  Amended and Restated Revolving Credit and Reimbursement
               Agreement by and among Capstone Capital Corporation;
               NationsBank, National Association (South), AmSouth Bank of
               Alabama, Credit Lyonnais New York Branch, National City
               Bank, Kentucky, Creditanstalt Corporate Finance, Inc., The
               Bank of Nova Scotia, First Commercial Bank, The Sumitomo
               Bank, Limited, as Lenders; and NationsBank, National
               Association (South), as Agent, dated June 24, 1996,
               incorporated by reference (pursuant to the provisions of
               Rule 12b-32) to Exhibit 10.73 to the Form 10-K Annual Report
               of the Company dated March 31, 1997.
  10.74    --  Amendment No. 1 to Amended and Restated Revolving Credit and
               Reimbursement Agreement by and among Capstone Capital
               Corporation and NationsBank, N.A. (South) as Agent, dated
               February 28, 1997 , incorporated by reference (pursuant to the provisions of Rule 12b-32) to Exhibit 10.74 to the Form
               10-K Annual Report of the Company dated March 31, 1997.
  10.75    --  Amendment Agreement No. 2 to Amended and Restated Revolving
               Credit and Reimbursement Agreement by and between the
               Company and NationsBank, N.A. (South) as Agent, dated
               September 18, 1997.
  10.76    --  Amendment Agreement No. 3 to Amended and Restated Revolving
               Credit and Reimbursement Agreement by and between the
               Company and NationsBank, National Association (successor by merger of NationsBank, N.A. South)) as Agent for the
               lenders, dated October 31, 1997.
 *10.77    --  Second Amendment to 1994 Stock Incentive Plan of the
               Company.
 *10.78    --  Severance Agreement and General Release effective October
               13, 1997 between the Company and William C. Harlan.
  12       --  Statement re computation of ratios.

EXHIBIT                                                                      SEQUENTIAL
NUMBER                           DESCRIPTION OF EXHIBITS                     PAGE NUMBER
-------                          -----------------------                     -----------
  13.1     --  Selected Financial Data, as set forth in the Company's
               Annual Report to Stockholders for the Fiscal Year Ended
               December 31, 1997 on Page 3. Such Annual Report shall not be deemed to be filed with the Securities and Exchange
               Commission as a part of this Annual Report on Form 10-K or otherwise subject to the liabilities of Section 18 of the
               Securities Exchange Act of 1934, as amended (except for the specific portions thereof which are incorporated by
               reference in this Annual Report on Form 10-K.)
  13.2     --  Management's Discussion, as set forth in the Company's
               Annual Report to Stockholders for the Fiscal Year Ended
               December 31, 1997 on Pages 10 through 16. Such Annual Report shall not be deemed to be filed with the Securities and
               Exchange Commission as a part of this Annual Report on Form
               10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (except for the specific portions thereof which are incorporated by reference in this Annual Report on Form 10-K.)
  13.3     --  Consolidated Financial Statements and related notes thereto, together with the report of KPMG Peat Marwick LLP thereon, as set forth in the Company's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1997 on Pages 17
               through 27. Such Annual Report shall not be deemed to be
               filed with the Securities and Exchange Commission as a part of this Annual Report on Form 10-K or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (except for the specific portions
               thereof which are incorporated by reference in this Annual
               Report on Form 10-K.)
  21       --  List of Subsidiaries.
  23       --  Consent of KPMG Peat Marwick LLP.
  27.1     --  Financial Data Schedule for Fiscal Year Ended 1997 (for SEC
               use only).
  27.2     --  Restated Financial Data Schedule for Fiscal Year Ended 1996
               (for SEC use only).
  27.3     --  Restated Financial Data Schedule for Fiscal Year Ended 1995
               (for SEC use only).

---------------

* Management Contract or Compensatory Plan, Contract or Arrangement.