Form 10-Q
period 1998-03-31
CAPSTONE CAPITAL CORP
filed 1998-05-14
CIK 921767

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

                 For the quarterly period ended: March 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                             ---------  ---------

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

                      Yes   X           No
                         -------          -------

    As of March 12, 1998, 22,424,007 shares of the Registrant's Common Stock,
                       $.001 par value, were outstanding.

                          CAPSTONE CAPITAL CORPORATION

                                    FORM 10-Q

                                 March 31, 1998

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

                          Capstone Capital Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS                                                  Mar. 31, 1998         Dec. 31, 1997
                                                        -------------         -------------
Real estate properties
     Land                                               $  47,944,682           46,655,843
     Land improvements                                      2,350,309            2,350,309
     Buildings and improvements                           475,568,347          435,836,254
     Personal property                                      1,264,201            1,264,201
     Construction in progress                              44,549,453           59,864,216
                                                        -------------        -------------
                                                          571,676,992          545,970,823
     Less accumulated depreciation                        (22,743,222)         (19,924,089)
                                                        -------------        -------------
         Real estate properties, net                      548,933,770          526,046,734
Mortgage notes receivable                                 188,629,747          170,065,886
Cash                                                        1,807,985            1,970,081
Accrued rental income                                       9,012,858            7,873,485
Other assets                                               22,785,930           17,334,741
                                                        -------------        -------------

Total assets                                            $ 771,170,290        $ 723,290,927
                                                        =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities

     Convertible subordinated debentures- 10.5%         $   3,943,000        $   4,025,000
     Convertible subordinated debentures- 6.55%            69,008,907           68,659,370
      Bank credit facility                                126,200,000          172,950,000
     Mortgage notes payable                                61,359,846           56,944,397
     Short term credit facility                                  --             27,500,000
     Accrued expenses and other liabilities                22,516,318           20,979,093
                                                        -------------        -------------

Total liabilities                                         283,028,071          351,057,860
                                                        -------------        -------------

Stockholders' equity
     Preferred stock, $0.001 par value,
         10,000,000 shares authorized;
         3,000,000 shares issued                                3,000                3,000
     Common stock, $0.001 par value,
         50,000,000 shares authorized;
         22,420,587 shares and 17,337,608 shares
         issued and outstanding, respectively                  22,421               17,337
     Additional paid-in-capital                           494,355,836          376,891,745
     Loans to officers to finance stock purchases            (190,763)            (190,763)
     Cumulative net income                                 72,458,144           62,265,967
     Cumulative dividends                                 (72,897,260)         (62,855,219)
     Unearned restricted stock compensation                (2,249,159)            (539,000)
                                                        -------------        -------------
                                                          491,502,219          375,593,067

     Less Treasury stock; 140,000 shares                   (3,360,000)          (3,360,000)
                                                        -------------        -------------

Total stockholders' equity                                488,142,219          372,233,067
                                                        -------------        -------------

Total liabilities and stockholders' equity              $ 771,170,290        $ 723,290,927
                                                        =============        =============



    The accompanying notes are an integral part of this financial statement.

                          Capstone Capital Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Quarter Ended
                                                          March 31,
                                               -----------------------------
                                                  1998              1997
                                               -----------       -----------
Revenues:
    Rental income                              $15,487,710       $ 9,679,607
    Mortgage interest income                     4,716,537         1,363,648
    Other income                                   433,031           240,815
                                               -----------       -----------
Total Income                                    20,637,278        11,284,070
                                               -----------       -----------

Expenses:
    General and administrative                   1,172,039           555,859
    Depreciation                                 2,863,449         1,707,911
    Amortization                                   217,852           153,377
    Interest                                     4,987,134         2,476,202
    Property operations                          1,204,627           145,649
                                               -----------       -----------
Total expenses                                  10,445,101         5,038,998
                                               -----------       -----------

Net income                                     $10,192,177       $ 6,245,072
                                               ===========       ===========

Net income per share (basic and diluted)       $      0.42       $      0.43
                                               ===========       ===========

Weighted averages shares outstanding            20,349,445        14,522,041
                                               ===========       ===========






     The accompanying notes are an integral part of this financial statement

                          Capstone Capital Corporation
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                      Quarter Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                1998                  1997
                                                           -------------        -------------
Cash flows from operating activities:
   Net income                                              $  10,192,177        $   6,245,072
   Depreciation                                                2,863,449            1,707,911
   Amortization                                                  217,852              153,377
   Amortization of debenture original issue discount             362,537               75,150
   Earned compensation for restricted stock                      210,396                  -
   Increase in accrued rental income                          (1,139,373)            (653,734)
   Increase in receivables and other assets                   (5,716,506)          (2,327,067)
   Increase in accrued expenses and
     other liabilities                                         1,517,653            3,892,826
                                                           -------------        -------------

Net cash provided by operating activities                      8,508,185            9,093,535
                                                           -------------        -------------

 Cash flows from investing activities:

    Acquisition of real estate properties                    (25,706,168)         (39,881,707)
    Investment in mortgage notes receivable                  (48,449,727)         (28,249,594)
    Collections on mortgage notes receivable                  29,885,866               69,624
                                                           -------------        -------------

     Net cash used by investing activities                   (44,270,029)         (68,061,677)
                                                           -------------        -------------
  Cash flows from financing activities:

     Increase (decrease) in bank credit facilities           (74,250,000)             300,000
     Proceeds from mortgage note payable                       4,617,490                    -
     Principal payments on mortgage notes payable               (202,041)             (43,969)
     Proceeds from issuance of common stock                  122,187,500                    -
   Proceeds from issuance of convertible
     subordinated debentures                                           -           67,235,025
   Financing costs related to issuance
     of convertible subordinated debentures                            -           (1,836,650)
     Financing costs related to stock offering                (6,784,594)             (10,829)
     Payment of dividends                                    (10,042,043)          (6,643,663)
     Capital contributions from minority interests                14,932                    -
     Proceeds from dividend reinvestment plan                     58,504               24,711
                                                           -------------        -------------

     Net cash provided by financing activities                35,599,748           59,024,625
                                                           -------------        -------------

  Decrease in cash                                              (162,096)              56,483
  Cash, beginning of period                                    1,970,081            1,122,241
                                                           -------------        -------------

  Cash, end of period                                      $   1,807,985        $   1,178,724
                                                           =============        =============


     The accompanying notes are an integral part of this financial statement

                          CAPSTONE CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 1998
                                   (Unaudited)

NOTE 1.    BASIS OF PRESENTATION AND ORGANIZATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements which are included in the Capstone Capital Corporation (the "Company") Annual Report on Form 10-K for the period ended December 31, 1997. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          The Company is an indefinite life real estate investment trust ("REIT") which commenced operations on June 30, 1994. The Company invests in income-producing, healthcare-related properties through acquisition or development of facilities for lease or by provision of mortgage financing to healthcare operators.

NOTE 2.    REAL ESTATE PROPERTIES

           As of March 31, 1998 the Company had investments in 88 leased real estate properties totaling $527.1 million. These real estate properties consist of and include nineteen assisted living facilities, eighteen ancillary hospital facilities, eighteen physician clinics, nine skilled nursing facilities, six ambulatory surgery facilities, six inpatient rehabilitation facilities, five integrated delivery facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, and two sub-acute care facilities. The properties are located in sixteen states and are leased to nineteen healthcare-related entities or their subsidiaries pursuant to long-term leases. In addition, the Company has invested approximately $44.5 million in fifteen development projects at various stages of completion. The Company has remaining commitments of approximately $55.1 million for development projects and expects all projects to be completed by the fourth quarter of 1998.

          The Company's properties are generally leased pursuant to fixed term operating leases expiring from 2001 to 2012 and provide for options to extend the lease terms for at least ten years. The leases generally provide the lessees, during the terms of the leases and for a short period of time following expiration, with the right of first refusal to acquire the Company's interest at a fair market value.

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

NOTE 3.    MORTGAGE NOTES RECEIVABLE

         As of March 31, 1998, the Company had provided $188.6 million in mortgage financing for 71 properties located in 27 states. The mortgage notes receivable are secured by the real estate of 36 assisted living facilities, 29 skilled nursing facilities, two ancillary hospital facilities, one integrated delivery facility, one ambulatory surgery facility, one specialty hospital facility and one acute care hospital which are operated by 36 healthcare operators.

         Twenty nine of the facilities are under construction, and the Company has committed a total of $130.8 million in construction and term loans for these projects. As of March 31, 1998, the Company had advanced a total of $86.9 million toward these financing commitments. The Company expects to disburse the remainder of the committed funds during 1998.

         The mortgage notes receivable for completed projects ("Permanent Loans") require monthly installments of principal and interest with final payment dates in or before 2009 and bear rates ranging from 9.25 percent to
13.79 percent at March 31, 1998. Each Permanent Loan provides for an initial interest rate to be increased annually by either a set rate or upon an increase in the consumer price index. For those projects under construction, the notes receivable typically bear interest at a floating rate and require monthly payments of interest only. Upon completion of construction, the outstanding principal balance is converted to a Permanent Loan.

         The Company had no impaired mortgage notes receivable at or during the quarter ended March 31, 1998.

NOTE 4.    MORTGAGE NOTES PAYABLE

         The Company has a mortgage note payable to a life insurance company for an original principal amount of $23.3 million ("$23.3 million Mortgage Note"). The $23.3 million Mortgage Note bears interest at 8.5% and is payable in monthly installments of principal and interest based on a 30-year amortization with the final payment due May 26, 2026. The $23.3 million Mortgage Note is collateralized by an ancillary hospital facility purchased in January 1996 for $30.0 million.

         The Company has a non-recourse mortgage note payable to a bank for an original principal amount of $17.0 million ("$17.0 million Mortgage Note"). The $17.0 million Mortgage Note bears interest at 50 basis points in excess of the prime rate, as such rate fluctuates from time to time and is payable in monthly installments of principal and interest based on a 25-year amortization with the unpaid balance due in a balloon payment on June 20, 2000. The interest rate as of March 31, 1998 was 9.0%. The $17.0 million Mortgage Note is collateralized by six skilled nursing facilities purchased in June 1997 for $23.8 million.

         The Company has three non-recourse mortgage notes payable to a life insurance company for a combined original principal sum of $17.1 million ("$17.1 million Mortgage Notes"). The $17.1 million Mortgage Notes bear interest at 8.125% and are payable in monthly installments of principal and interest based on a 25-year amortization with the remaining unpaid balance due in a balloon payment on September 1, 2004. The $17.1 million Mortgage Notes are collateralized by two ambulatory surgery facilities and one ancillary hospital facility.

         The Company has a non-recourse mortgage note payable to a life insurance company for an original principal sum of $4.75 million ("$4.75 million Mortgage Note). The $4.75 million Mortgage Note bears interest at 7.625% and is payable in monthly installments of principal and interest based on a 20 year amortization. The $4.75 million Mortgage Note was assumed by the Company with the purchase of an ancillary hospital facility in March 1998.

NOTE 5.    BANK CREDIT FACILITY

         The Company has a $180 million unsecured line of credit ("Bank Credit Facility") which is participated in by a consortium of eight banks. At March 31, 1998, the Company had drawn $126.2 million against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans. The Bank Credit Facility is available until June 24, 2000.

         Borrowings under the Bank Credit Facility bear an interest rate chosen by the Company from either the prime rate or the Eurodollar rate plus a percentage rate ranging from 1.00 percent to 1.625 percent, depending upon the Company's senior debt to consolidated total capital ratio for the preceding fiscal quarter.

 NOTE 6.   CONVERTIBLE SUBORDINATED DEBENTURES

         As of March 31, 1998, the Company had $3,943,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures") outstanding. The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holders. Payments of interest to the holders of the 10.5% Debentures are required April 1 and October 1 of each year.

         As of March 31, 1998, the Company had $69,008,907 aggregate principal amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures") outstanding. The 6.55% Debentures are due March 14, 2002 and were issued at a price of $903 per $1,000 principal amount at maturity, which represents an original issue discount of 9.70% from the principal amount thereof which is payable at maturity. Interest on the 6.55% Debentures is payable March 14 and September 14 in each year. Such rate of interest and accrual of original issue discount represent a yield to maturity of 9.00% per annum (computed on a semiannual bond equivalent basis).

          The 6.55% Debentures are convertible into common stock of the Company at any time before maturity at an initial conversion ratio of 39.4754 shares of common stock for each $1,000 principal amount of 6.55% Debentures, subject to adjustment in certain events. The 6.55% Debentures are redeemable at the option of the Company, in whole or in part, after March 14, 2000 at redemption prices of $989.48 in the year 2000, or $994.14 in the year 2001.

NOTE 7.     SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental disclosure of cash flow information is as follows:

                                                                                 For the Qtr.         For the Qtr.
                                                                                        Ended                Ended
                                                                               March 31, 1998       March 31, 1997
                                                                               --------------       --------------
Cash payments for bank credit facility
     interest expense                                                            $ 2,896,661        $ 1,653,857

Cash payments for mortgage notes payable
     interest expense                                                              1,241,044            493,500

Cash payments for convertible subordinated
     debenture interest expense                                                    1,682,518            730,655

Non-cash distribution to minority interest                                            14,932                -

Convertible subordinated debentures converted into shares of common stock:

Convertible subordinated debentures                                                  (95,000)          (657,000)

Financing costs                                                                       (3,148)          (249,941)

Shares of common stock                                                                 5,597             40,741

Additional paid in capital                                                            91,846            407,018


NOTE 8.    RESTRICTED STOCK AWARDS

         During the first quarter of 1998, the Company granted 274,500 shares from a base price of $24.4375 per share of performance based restricted stock under its 1994 stock incentive plan. The grants of shares are intended to reward the grantees for past service and provide incentives to the grantees to continue serving the Company. The shares vest in 25% increments related to the performance of the Company's common stock.

         The vesting of shares can be deferred at the election of the grantee over a three year period. Any grantee who elects to defer vesting will be entitled to receive additional shares of restricted stock equal to 20% of the number of shares of restricted stock that the grantee elects to defer.

         Shares issued under the plan are initially recorded at their fair market value on the date of grant with the corresponding charge to unearned restricted stock compensation representing the unearned portion of the award. Compensation under the plan is charged to earnings over the vesting period and amounted to $205,788 for the first quarter.

NOTE 9.    COMMITMENTS AND CONTINGENCIES

         The Company has committed a total of $230.5 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of March 31, 1998, the Company had funded approximately $131.5 million towards these commitments with the balance of $99.0 million expected to be funded over the next 12 months.

NOTE 10.   SUBSEQUENT EVENTS

         On April 23, 1998, the Company declared a dividend of $0.49 per share to the holders of common stock on May 4, 1998. The dividend will be paid in cash on May 15, 1998. The dividend related to the quarter ended March 31, 1998.

         For the period from April 1 through May 12, 1998, a total of $60,000 of principal amount of 10.5% Debentures was converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 3,720 in the shares of common stock of the Company, an increase of $60,000 in stockholders' equity and a decrease of $60,000 in the outstanding balance of the 10.5% Debentures.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

         For the quarter ended March 31, 1998 the Company reported basic net income of $8.5 million (after preferred dividends paid of $1.7 million), or $0.42 basic net income per common share, compared to $6.3 million, or $0.43 basic net income per common share at March 31, 1997.

         Revenues for the quarter ended March 31, 1998 totaled $20.6 million, increasing $9.3 million over March 31, 1997 revenues of $11.3 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made since March 31, 1997. Specifically, the Company's investments in real estate increased approximately $193.8 million with the addition of 34 properties from $333.3 million at March 31, 1997 to $527.1 million at March 31, 1998. The Company's investments in mortgage loans increased $121.1 million from $67.5 million at March 31, 1997 to $188.6 million at March 31, 1998. These amounts include the payoff of approximately $29.2 million in short-term mortgage loans in February 1998.

         Interest expense for the quarter ended March 31, 1998 totaled $4.9 million, increasing $2.3 million over March 31, 1997 interest expense of $2.6 million. The increase is primarily due to the addition of approximately $38.9 million in non-recourse property specific notes payable with interest rates from 7.63% to 9.00% and to additional amounts outstanding under the Bank Credit Facility. In addition, the Company recognized a full quarter's interest on the 6.55% Debentures issued in March 1997 which was offset by the decrease in interest on the 10.5% Debentures due to conversions into the Company's common stock.

         Depreciation for the quarter ended March 31, 1998 totaled $2.9 million increasing $1.2 million over March 31, 1997 depreciation of $1.7 million. This is due to the acquisition of the 34 real estate properties subsequent to March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         On February 9, 1998, the Company issued 5,000,000 shares of common stock at $24.4375 per share. Net proceeds from the sale of $115,787,500 were used to reduce the Company's outstanding balance under the Bank Credit Facility and to retire a short-term credit facility.

         At March 31, 1998, the outstanding balance of the Bank Credit Facility was $126.2 million, the entire balance of which was used for the acquisition of real estate and the funding of mortgage loans. Due to acquisitions of real estate and the funding of mortgage loans subsequent to March 31, 1998, the balance of the Bank Credit Facility as of May 13, 1998 was $143,700,000.

         Borrowings under the Bank Credit Facility bear interest at a rate chosen by the Company from either the Bank's base rate or the Eurodollar rate plus a percentage ranging from 1.00 % to 1.625%, depending upon the Company's senior debt to consolidated total capital ratio for the preceding quarter. The Company has an interest rate swap ("Swap") agreement with NationsBank which effectively fixes the base rate at 5.959% on a $50 million notional amount of borrowings under the Bank Credit Facility. The Swap will be in effect from March 1998 until March 2003 unless NationsBank elects to cancel at the three year anniversary of the Swap in March 2001.

         Additionally, as discussed in Note 6, as of March 31, 1998 the Company had $3,943,000 principal amount of 10.50% convertible subordinated debentures outstanding. These Debentures are due April 2002 and interest is payable semiannually.

         On April 23, 1998, the Company declared a dividend of $0.49 per share to the holders of common stock on May 4, 1998. The dividend will be paid in cash on May 15, 1998. The dividend related to the quarter ended March 31, 1998.

COMMITMENTS

         The Company has committed a total of approximately $230.5 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of March 31, 1998, the Company had funded approximately $131.5 million towards these commitments, with the balance of $99.1 million expected to be funded during the next 12 months. Financing for these commitments may be provided by funds from operations, borrowings under the Bank Credit Facility or private or public offerings of debt or equity.

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

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Report on Form 8-K

              (a)       Exhibits

              27        Financial Data Schedule (for SEC use only)

              (b)       Reports on Form 8-K

              A report on Form 8-K was filed by the Company on January 21, 1998 reporting the Company's 1997 results of operations and on February 9, 1998 in connection with the offering of 5 million shares of common stock of the Company.

                                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CAPSTONE CAPITAL CORPORATION

                                                By: /s/ MALCOLM E. McVAY
                                                   ----------------------------
                                                   Malcolm E. McVay
                                                   Chief Financial Officer

Date:    May 14, 1998