Form 10-Q
period 1998-06-30
CAPSTONE CAPITAL CORP
filed 1998-08-14
CIK 921767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------


                                    FORM 10-Q

(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 ------              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

                                       OR

 ------       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___________to____________

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

   As of August 12, 1998, 22,433,161 shares of the Registrant's Common Stock,
                       $.001 par value, were outstanding.

                          CAPSTONE CAPITAL CORPORATION

                                    FORM 10-Q

                                  June 30, 1998

                                TABLE OF CONTENTS


Part I - Financial Information


Item 1.   Condensed Consolidated Financial Statements                                  Page
          Condensed Consolidated Balance Sheets                                          2
          Condensed Consolidated Statements of Income                                    3
          Condensed Consolidated Statements of Cash Flows                                4
          Notes to Condensed Consolidated Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           10

Part II - Other Information

Item 6.   Exhibits                                                                      13

Signatures                                                                              15

                          Capstone Capital Corporation
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                      June 30, 1998      Dec. 31, 1997
                                                      -------------      -------------
ASSETS

Real estate properties
     Land                                             $  49,117,758      $  46,655,843
     Land improvements                                    2,350,309          2,350,309
     Buildings and improvements                         512,981,791        435,836,254
     Personal property                                    1,264,201          1,264,201
     Construction in progress                            38,188,624         59,864,216
                                                      -------------      -------------
                                                        603,902,683        545,970,823
     Less accumulated depreciation                      (25,997,368)       (19,924,089)
                                                      -------------      -------------
         Real estate properties, net                    577,905,315        526,046,734
Mortgage notes receivable                               198,833,561        170,065,886
Cash                                                      3,676,281          1,970,081
Accrued rental income                                    10,351,605          7,873,485
Other assets                                             24,314,552         17,334,741
                                                      -------------      -------------

Total assets                                          $ 815,081,314      $ 723,290,927
                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
     Convertible subordinated debentures- 10.5%       $   3,780,000      $   4,025,000
     Convertible subordinated debentures- 6.55%          69,371,445         68,659,370
     Bank credit facility                               174,600,000        172,950,000
     Mortgage notes payable                              61,138,170         56,944,397
     Short term credit facility                                  --         27,500,000
     Accrued expenses and other liabilities              18,953,567         20,979,093
                                                      -------------      -------------

Total liabilities                                       327,843,182        351,057,860
                                                      -------------      -------------

Stockholders' equity
     Preferred stock, $0.001 par value,
         10,000,000 shares authorized;
         3,000,000 shares issued                              3,000              3,000
     Common stock, $0.001 par value,
         50,000,000 shares authorized;
         22,432,541 shares and 17,337,608 shares
         issued and outstanding, respectively                22,432             17,337
     Additional paid-in-capital                         494,456,001        376,891,745
     Loans to officers to finance stock purchases          (190,763)          (190,763)
     Cumulative net income                               83,831,326         62,265,967
     Cumulative dividends                               (85,480,493)       (62,855,219)
     Unearned restricted stock compensation              (2,043,371)          (539,000)
                                                        490,598,132        375,593,067

     Less Treasury stock; 140,000 shares                 (3,360,000)        (3,360,000)
                                                      -------------      -------------

Total stockholders' equity                              487,238,132        372,233,067
                                                      -------------      -------------

Total liabilities and stockholders' equity            $ 815,081,314      $ 723,290,927
                                                      =============      =============



    The accompanying notes are an integral part of this financial statement.

                          Capstone Capital Corporation
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                 Three Months Ended              Six Months Ended
                                                     June 30,                        June 30,
                                            ----------------------------    ----------------------------
                                               1998             1997            1998            1997
                                            -----------      -----------    ------------    ------------

   Revenues:
     Rental income                          $17,047,246      $10,526,226    $ 32,534,957    $ 20,205,833
     Mortgage interest income                 5,166,009        2,229,433       9,882,546       3,593,081
     Other income                               359,353          214,975         792,383         455,790
                                            -----------      -----------    ------------    ------------
   Total Income                              22,572,608       12,970,634      43,209,886      24,254,704
                                            ===========      ===========    ============    ============

   Expenses:
     General and administrative               1,161,638          715,687       2,333,677       1,271,546
     Depreciation                             3,295,767        2,067,683       6,159,216       3,775,594
     Amortization                               100,244          198,069         318,096         276,296
     Interest                                 5,436,382        3,412,590      10,423,515       5,963,941
     Property operations                      1,205,395          134,780       2,410,022         280,430
                                            -----------      -----------    ------------    ------------
     Total expenses                          11,199,426        6,528,809      21,644,526      11,567,807
                                            -----------      -----------    ------------    ------------

   Net income                               $11,373,182       $6,441,825    $ 21,565,360    $ 12,686,897
                                            ===========      ===========    ============    ============

   Net income per share                           $0.43            $0.43           $0.85           $0.86
                                            ===========      ===========    ============    ============

   Weighted averages shares
           outstanding                       22,523,885       15,044,682      21,433,326      14,784,988
                                            ===========      ===========    ============    ============



     The accompanying notes are an integral part of this financial statement

                          Capstone Capital Corporation
                 Condensed Consolidated Statements of Cash Flow
                                   (Unaudited)


                                                                  Six Months Ended
                                                                      June 30,
                                                         -------------------------------
                                                             1998               1997
                                                         ------------      -------------
Cash flows from operating activities:
  Net income                                             $ 21,565,360      $  12,686,897
  Depreciation                                              6,159,216          3,775,594
  Amortization                                                318,096            276,296
  Amortization of debenture original issue discount           725,074            699,270
  Earned compensation for restricted stock                    411,576               --
  Increase in accrued rental income                        (2,478,120)        (1,310,871)
  Increase in receivables and other assets                 (7,393,549)        (6,435,724)
  Increase(decrease) in accrued expenses and
   other liabilities                                       (2,056,260)         6,767,627
                                                         ------------      -------------

Net cash provided by operating activities                  17,251,393         16,459,089
                                                         ------------      -------------

Cash flows from investing activities:
  Acquisition of real estate properties                   (57,931,859)      (108,279,439)
  Investment in mortgage notes receivable                 (58,653,541)       (48,994,602)
  Collections on mortgage notes receivable                 29,885,866            265,301
                                                         ------------      -------------

    Net cash used by investing activities                 (86,699,534)      (157,008,740)
                                                         ------------      -------------

Cash flows from financing activities:
  Increase in bank credit facilities                        1,650,000         39,227,000
  Proceeds from mortgage note payable                       4,617,490         17,000,000
  Principal payments on mortgage notes payable               (423,718)           (89,097)
  Payoff of short-term credit facility                    (27,500,000)                --
  Proceeds from issuance of common stock                  122,187,500         29,913,000
  Proceeds from issuance of convertible
    subordinated debentures                                        --         67,235,025
  Financing costs related to issuance
    of convertible subordinated debentures                         --         (1,761,500)
  Financing costs related to stock offering                (6,892,186)           (74,439)
  Payment of dividends                                    (22,625,276)       (13,585,480)
  Capital contributions from minority interests                30,734          2,230,772
  Proceeds from dividend reinvestment plan                    109,797             66,865
                                                         ------------      -------------

  Net cash provided by financing activities                71,154,341        140,162,146
                                                         ------------      -------------

Increase(decrease) in cash                                  1,706,200           (387,505)
Cash, beginning of period                                   1,970,081          1,122,241
                                                         ------------      -------------

Cash, end of period                                      $  3,676,281      $     734,736
                                                         ============      =============


     The accompanying notes are an integral part of this financial statement

                          CAPSTONE CAPITAL CORPORATION

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1998
                                   (Unaudited)

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

NOTE 2.  REAL ESTATE PROPERTIES

         As of June 30, 1998 the Company had investments in 95 leased real estate properties totaling $565.7 million. These real estate properties consist of and include twenty-six assisted living facilities, eighteen ancillary hospital facilities, eighteen physician clinics, nine skilled nursing facilities, six ambulatory surgery facilities, six inpatient rehabilitation facilities, five integrated delivery facilities, three outpatient rehabilitation facilities, two comprehensive mental health hospitals, and two sub-acute care facilities. The properties are located in seventeen states and are leased to eighteen healthcare-related entities or their subsidiaries pursuant to long-term leases. In addition, the Company has invested approximately $38.2 million in thirteen development projects at various stages of completion. The Company has remaining commitments of approximately $47.5 million for development projects and expects all projects to be completed by the third quarter of 1999.

         The Company's properties are generally leased pursuant to fixed term operating leases expiring from 2001 to 2012 and provide for options to extend the lease terms for at least ten years. The leases generally provide the lessees, during the terms of the leases and for a short period of time following expiration, with the right of first refusal to acquire the Company's interest at fair market value.

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

NOTE 3.  MORTGAGE NOTES RECEIVABLE

         As of June 30, 1998, the Company had provided $198.8 million in mortgage financing for 74 properties located in 27 states. The mortgage notes receivable are secured by the real estate of 41 assisted living facilities, 27 skilled nursing facilities, two ancillary hospital facilities, one integrated delivery facility, one ambulatory surgery facility, one specialty hospital facility and one acute care hospital which are operated by 36 healthcare operators.

         Thirty of the facilities are under construction, and the Company has committed a total of $133 million in construction and term loans for these projects. As of June 30, 1998, the Company had advanced a total of $89.5 million toward these financing commitments. The Company expects to disburse the remainder of the committed funds during 1998 and 1999.

         The mortgage notes receivable for completed projects ("Permanent Loans") require monthly installments of principal and interest with final payment dates in or before 2009 and bear rates ranging from 9.40 percent to
11.90 percent at June 30, 1998. Each Permanent Loan provides for an initial interest rate to be increased annually by either a set rate or upon an increase in the consumer price index. For those projects under construction, the notes receivable typically bear interest at a floating rate and require monthly payments of interest only. Upon completion of construction, the outstanding principal balance is converted to a Permanent Loan.

         The Company had no impaired mortgage notes receivable at or during the quarter ended June 30, 1998.

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

         The Company has a non-recourse mortgage note payable to a bank for an original principal amount of $17.0 million ("$17.0 million Mortgage Note"). The $17.0 million Mortgage Note bears interest at 50 basis points in excess of the prime rate, as such rate fluctuates from time to time and is payable in monthly installments of principal and interest based on a 25-year amortization with the unpaid balance due in a balloon payment on June 20, 2000. The interest rate as of June 30, 1998 was 9.0%. The $17.0 million Mortgage Note is collateralized by six skilled nursing facilities purchased in June 1997 for $23.8 million.

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

         The Company has a non-recourse mortgage note payable to a life insurance company for an original principal sum of $4.75 million ("$4.75 million Mortgage Note"). The $4.75 million Mortgage Note bears interest at 7.625% and is payable in monthly installments of principal and interest based on a 20 year amortization. The $4.75 million Mortgage Note was assumed by the Company with the purchase of an ancillary hospital facility in March 1998.

NOTE 5.  BANK CREDIT FACILITY

         The Company has a $180 million unsecured line of credit ("Bank Credit Facility") which is participated in by a consortium of eight banks led by NationsBank, N.A. ("NationsBank"). At June 30, 1998, the Company had drawn $174.6 million against the Bank Credit Facility for the purchase of real estate properties and the funding of mortgage loans. The Bank Credit Facility is available until June 24, 2000.

         Borrowings under the Bank Credit Facility bear an interest rate chosen by the Company from either the prime rate or the Eurodollar rate plus a percentage rate ranging from 1.00 percent to 1.625 percent, depending upon the Company's senior debt to consolidated total capital ratio for the preceding fiscal quarter.

NOTE 6.  CONVERTIBLE SUBORDINATED DEBENTURES

         As of June 30, 1998, the Company had $3,780,000 aggregate principal amount of 10.5% Convertible Subordinated Debentures (the "10.5% Debentures") outstanding. The 10.5% Debentures are due on April 1, 2002, unless redeemed earlier by the Company or converted by the holders. Payments of interest to the holders of the 10.5% Debentures are required April 1 and October 1 of each year.

         As of June 30, 1998, the Company had $69,371,445 aggregate principal amount of 6.55% Convertible Subordinated Debentures (the "6.55% Debentures") outstanding. The 6.55% Debentures are due March 14, 2002 and were issued at a price of $903 per $1,000 principal amount at maturity, which represents an original issue discount of 9.70% from the principal amount thereof which is payable at maturity. Interest on the 6.55% Debentures is payable March 14 and September 14 in each year. Such rate of interest and accrual of original issue discount represent a yield to maturity of 9.00% per annum (computed on a semiannual bond equivalent basis).

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

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure of cash flow information is as follows:


                                                      For  the 3 mos.      For  the 3 mos.     For  the 6 mos.     For  the 6 mos.
                                                           Ended                Ended               Ended               Ended
                                                       June 30, 1998        June 30, 1997       June 30, 1998       June 30, 1997
                                                      --------------       --------------      --------------      --------------

Cash payments for bank credit facility
     interest expense                                     2,563,011        $     898,145       $    5,459,672      $   2,123,185

Cash payments for mortgage notes payable
     interest expense                                     1,352,176              492,134           2,593,220             985,426

Cash payments for convertible subordinated
     debenture interest expense                           1,684,798              893,550           3,367,316             893,500

Non-cash distribution to minority interest                   15,802                    -              30,734                   -

Convertible subordinated debentures
     converted into shares of common stock:

Convertible subordinated debentures                        (163,000)          (9,902,000)           (258,000)        (10,559,000)

Financing costs                                              (6,486)            (157,887)             (9,634)           (407,828)

Shares of common stock                                       10,107              614,077              15,704             654,818

Additional paid in capital                                  156,504            9,743,499             248,350          10,150,517


NOTE 8.  COMMITMENTS AND CONTINGENCIES

         The Company has committed a total of $218.7 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of June 30, 1998, the Company had funded approximately $127.7 million towards these commitments with the balance of $91.0 million expected to be funded over the next 12 months.

NOTE 9.  MERGER AGREEMENT

         On June 8, Healthcare Realty Trust Incorporated ("Healthcare Realty")
NYSE: HR, and the Company executed a definitive plan and agreement of merger in which Healthcare Realty will acquire the Company in a stock-for-stock merger in which the stockholders of the Company will receive a fixed ratio of .8518 share of Healthcare Realty common stock in exchange for each share of the Company's common stock. In addition, holders of the Company's preferred stock will receive one share of Healthcare Realty voting preferred stock in exchange for each share of the Company's preferred stock. The transaction is expected to be completed during the fourth quarter.

NOTE 10. CHANGES IN ACCOUNTING PRINCIPLES

         In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for interim and annual periods beginning after December 15, 1997. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. Comprehensive income is the same as net income for the Company.

         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for annual periods beginning after December 15, 1997. Management of the Company is currently evaluating the applicability of Statement No. 131, which may result in expanded segment disclosures.

NOTE 11. SUBSEQUENT EVENTS

         On July 24, 1998, the Company declared a dividend of $0.495 per share to the holders of common stock on August 3, 1998. The dividend will be paid in cash on August 17, 1998. The dividend related to the quarter ended June 30, 1998.

         On July 22, 1998, the Company obtained a $40 million short-term credit facility from NationsBank primarily for purposes of funding investments. Borrowings under the short-term credit facility bear interest at the Eurodollar rate plus a percentage that varies from 1.00% to 1.625% and are payable on or before October 31, 1998.

         In addition, on July 22, 1998, a total of $10,000 of principal amount of 10.5% Debentures was converted into shares of common stock of the Company at the conversion price of $16.125 per share. The conversions resulted in an increase of 620 in the shares of common stock of the Company, an increase of $10,000 in stockholders' equity and a decrease of $10,000 in the outstanding balance of the 10.5% Debentures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

         For the quarter ended June 30, 1998 the Company reported basic net income of $9.7 million (after preferred dividends paid of $1.7 million), or $0.43 basic net income per common share, compared to $6.4 million, or $0.43 basic net income per common share at June 30, 1997.

         Revenues for the quarter ended June 30, 1998 totaled $22.6 million, increasing $9.7 million over revenues for the quarter ended June 30, 1997 of $12.9 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made since June 30, 1997. Specifically, the Company's investments in real estate increased approximately $178.6 million with the addition of 29 properties from $387.1 million at June 30, 1997 to $565.7 million at June 30, 1998. The Company's investments in mortgage loans increased $110.7 million from $88.1 million at June 30, 1997 to $198.8 million at June 30, 1998. These amounts include the payoff of approximately $3.7 million in mortgage loans in June 1998.

         Interest expense for the quarter ended June 30, 1998 totaled $5.4 million, increasing $2.0 million over interest expense for the quarter ended June 30, 1997 of $3.4 million. The increase is primarily due to the recognition of a quarter's interest on the $17.1 million Mortgage Notes issued in August of 1997 and the $4.75 million Mortgage Note issued in March 1998 and to the additional amounts outstanding under the Bank Credit Facility.

         Depreciation for the quarter ended June 30, 1998 totaled $3.3 million, increasing $1.2 million over depreciation for the quarter ended June 30, 1997 of $2.1 million. This is due to the acquisition of the 29 real estate properties subsequent to June 30, 1997.

         Historically, the Company has made material investments in assisted living facilities, skilled nursing facilities, and construction and development projects, which are investment activities not compatible with Healthcare Realty's investment strategies. The definitive merger agreement prohibits the Company from making new commitments for these types of investments. As a result of these restrictions and as a further result of the requisite commitment of time and effort by the management of the Company to the merger process, the Company's level of development activity during the second and third quarters has declined significantly from historical levels. This decreased level of development activity did not materially affect results of operations for the second quarter, but revenue growth could be adversely affected in future periods.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         For the six months ended June 30, 1998, the Company reported basic net income of $18.2 million (after preferred dividends paid of $3.3 million), or $0.85 per common share, compared to $12.7 million, or $0.86 per common share at June 30, 1997.

         Revenues for the six months ended June 30, 1998 totaled $43.2 million, increasing $19.0 million over revenues for the six months ended June 30, 1997 of $24.2 million. The increase in revenues is primarily attributable to additional rental and mortgage interest income from investments made subsequent to June 30, 1997.

         Interest expense for the six months ended June 30, 1998 totaled $10.4 million, increasing $4.4 million over interest expense for the six months ended June 30, 1997 of $6.0 million. The increase was due to additional interest related to the $17.1 million Mortgage Note issued in August 1997, the $4.75 million Mortgage Note issued in March 1998 and the $17.0 million Mortgage Note issued in June 1997, as well as an increase in the amounts outstanding under the Bank Credit Facility. In addition, the Company recognized a full quarter's interest on the 6.55 Debenture issued in March 1997 which was offset by the decrease in interest on the 10.5% Debentures due to conversions into the Company's common stock.

         Depreciation for the six months ended June 30, 1998 totaled $6.2 million increasing $2.4 million over depreciation for the six months ended June 30,1997 of $3.8 million. This is primarily due to the acquisition of real estate properties subsequent to June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the outstanding balance of the Bank Credit Facility was $174.6 million, the entire balance of which was used for the acquisition of real estate and the funding of mortgage loans. Due to acquisitions of real estate and the funding of mortgage loans subsequent to June 30, 1998, the balance of the Bank Credit Facility as of July 22, 1998 was $180,000,000. As discussed more fully in Note 11, the Company has secured a short-term line of credit with NationsBank for up to $40 million.

         Borrowings under the Bank Credit Facility bear interest at a rate chosen by the Company from either the Bank's base rate or the Eurodollar rate plus a percentage ranging from 1.00 % to 1.625%, depending upon the Company's senior debt to consolidated total capital ratio for the preceding quarter. The Company has an interest rate swap ("Swap") agreement with NationsBank which effectively fixes the base rate at 5.959% on a $50 million notional amount of borrowings under the Bank Credit Facility. The Swap will be in effect until March 2003, unless NationsBank elects to cancel at the three year anniversary of the Swap in March 2001.

         On July 24, 1998, the Company declared a dividend of $0.495 per share to the holders of common stock on August 3, 1998. The dividend will be paid in cash on August 17, 1998. The dividend related to the quarter ended June 30, 1998.

COMMITMENTS

         The Company has committed a total of approximately $218.7 million towards the acquisition and construction of real estate properties and providing mortgage financing. As of June 30, 1998, the Company had funded approximately $127.7 million towards these commitments, with the balance of $91 million expected to be funded during the next 12 months. Financing for these commitments may be provided by funds from operations, borrowings under the Bank Credit Facility or private or public offerings of debt or equity.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Any statement contained in this report which is not a historical fact, or which might otherwise be considered an opinion or projection concerning the Company or its business, whether expressed or implied, is meant as, and should be considered, a forward-looking statement as that term is defined in the Private Securities Litigation Reform Act of 1996. Forward-looking statements are based on assumptions and opinions concerning a variety of known and unknown risks, including but not necessarily limited to changes in market conditions, natural disasters, and other catastrophic events, increased competition, changes in availability and cost of reinsurance, changes in governmental regulations, and general economic conditions, as well as other risks more completely described in the Company's filings with the Securities and Exchange Commission. If any of these assumptions or opinions may also prove materially incorrect, any forward-looking statements made on the basis of such assumptions or opinions may also prove materially incorrect in one or more respects.

                           PART II - OTHER INFORMATION



Item 6.       Exhibits and Report on Form 8-K

              (a)       Exhibits

              27        Financial Data Schedule (for SEC use only)

              (b)       Reports on Form 8-K

              A report on Form 8-K was filed by the Company on June 15, 1998 reporting the signing of a definitive merger agreement between Healthcare Realty and the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CAPSTONE CAPITAL CORPORATION




                                             By: /s/ MALCOLM E. McVAY
                                                 --------------------
                                                 Malcolm E. McVay
                                                 Chief Financial Officer

Date:    August 14, 1998